Form 10-Q
period 1996-06-30
MS FINANCIAL INC
filed 1996-08-13
CIK 946014

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


                           FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

                               OR

  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to

               Commission file number [ 0-26474 ]


                       MS FINANCIAL, INC.
     (Exact name of registrant as specified in its charter)


         Delaware                          64-0835847
(State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)           Identification Number)

                  715 South Pear Orchard Road
                           Suite 300
                 Ridgeland, Mississippi  39157
      (Address of principal executive offices)  (Zip Code)

                         (601) 978-6737
                 (Registrant's telephone number
                      including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
            Yes      X                 No

As of July 31, 1996, the Registrant had 10,426,968 shares of common stock, par value $.001 per share, outstanding.

                        MS FINANCIAL, INC.

         FORM 10-Q FOR THREE MONTHS ENDED JUNE 30, 1996


                             INDEX


                                                             Page


PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . .1

Item 1.  Condensed Consolidated Financial Statements . . . . . .1
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . .6

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . 14

         Item 1.   Legal Proceedings . . . . . . . . . . . . . 14
         Item 2.   Changes in Securities . . . . . . . . . . . 14
         Item 3.   Defaults upon Senior Securities . . . . . . 14
         Item 4.   Submission of Matters to a Vote of
                   Securityholders . . . . . . . . . . . . . . 15
         Item 5.   Other Information . . . . . . . . . . . . . 16
         Item 6.   Exhibits and Reports on Form 8-K. . . . . . 16

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                  PART 1 - FINANCIAL INFORMATION

                MS FINANCIAL, INC. AND SUBSIDIARY
              Condensed Consolidated Balance Sheets
               December 31, 1995 and June 30, 1996
                (in thousands, except share data)


                              ASSETS
                                              December 31,         June 30,
                                                  1995               1996
                                                                 (Unaudited)
Cash and cash equivalents                     $       888        $      375
Installment contracts                              22,398            82,260
Amounts due under securitizations                  21,385            20,436
Allowance for possible losses                      (1,602)           (1,295)
Installment contracts and amounts due under
  securitizations, net                             42,181           101,401
Property and equipment, net                         1,211             1,391
Repossessed automobiles                             1,388             2,570
Installment contract origination program
  acquisition cost, net of accumulated
  amortization of $537 and $581                       346               301
Income taxes receivable                               223               574
Deferred income taxes                               1,022             1,022
Other assets                                        4,124             4,022
    Total assets                              $    51,383        $  111,656

               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Notes payable                              $    ------        $   60,000
   Pending advances under notes payable            ------             1,002
   Collections due investors                            5                25
   Dealer reserve and holdback accounts               290               287
   Unearned commissions                             1,695             1,566
   Accounts payable and accrued expenses            2,744             2,548
   Due to trustees under securitizations            1,665             2,669
   Total liabilities                                6,399            68,097
Stockholders' equity:
   Preferred stock, par value $.001 per
      share, 5,000,000 shares authorized,
      none outstanding                             ------            ------
   Common stock, par value $.001 per share,
      50,000,000 shares authorized,
      10,800,000 shares issued and outstanding         11                11
   Additional paid-in capital                      27,660            27,679
   Retained earnings                               18,373            18,154
                                                   46,044            45,844
    Treasury stock, 174,000 and 374,000 shares
    of common, at cost                             (1,060)           (2,285)
    Total stockholders' equity                     44,984            43,559
Commitments and contingencies
                                              $    51,383         $ 111,656


                        CONSOLIDATED STATEMENTS OF INCOME
            Three and Six Month Periods Ended June 30, 1995 and 1996
                      (in thousands, except per share data)



                                 Three Months Ended       Six Months Ended
                                  June 30,   June 30,    June 30,   June 30,
                                   1995       1996        1995        1996
                                (Unaudited)(Unaudited) (Unaudited)(Unaudited)
Interest and fee income on installment
   contracts and securitizations $   4,047  $   3,476   $   7,017  $   5,122
Other interest income                    2         24           7         41
Interest expense                    (1,298)      (965)     (2,249)    (1,338)
  Net interest income before
   provision for possible losses
     on installment contracts        2,751      2,535       4,775      3,825
Provision for possible losses on
 installment contracts                 357        331         515        581
  Net interest income                2,394      2,204       4,260      3,244
Other income:
  Insurance commissions                527        394       1,003        755
  Service fee income                   289        722         638      1,585
  Other income                         256        198         551        454
     Total other income              1,072      1,314       2,192      2,794

Operating expenses:
  Salaries and employee benefits     1,248      1,660       2,441      3,258
  Other operating expenses             968      1,631       1,807      3,130
     Total operating expenses        2,216      3,291       4,248      6,388
     Income (loss) before income
      taxes                          1,250        227       2,204       (350)
Income tax expense (benefit)           469         85         827       (131)
     Net income (loss)           $     781   $    142    $  1,377  $    (219)

Net income (loss) per share      $    0.08   $   0.01    $   0.15  $   (0.02)

Average shares and common
  equivalent shares outstanding      9,332     10,856       9,332     10,439

                      MS FINANCIAL, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Six Month Periods Ended June 30, 1995 and 1996
                                (in thousands)

                                                         Six Months Ended
                                                        June 30,    June 30,
                                                          1995        1996
                                                      (Unaudited) (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                    $   1,377   $    (219)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Provision for possible losses on
     installment contracts                                   515         581
    Provision for deferred income taxes                      (56)      -----
    Depreciation and amortization                            148         209
    Changes in operating assets and liabilities, net      (1,178)        231
        Net cash provided by operating activities            806         802

Cash flows from investing activities:
    Installment contracts originated                     (48,165)    (66,377)
    Installment contracts repaid, including
     repossession proceeds                                10,636       4,944
    Repayment of amounts due under securitizations         2,587         685
    Capital expenditures                                    (220)       (344)
         Net cash used by investing activities           (35,162)    (61,092)

Cash flows from financing activities:
    Proceeds from notes payable                           34,500      60,000
    Purchase of treasury stock                            ------      (1,225)
    Net change in pending advances under notes payable       626       1,002
         Net cash provided by financing activities        35,126      59,777
         Net increase (decrease) in cash and
          cash equivalents                                   770        (513)

Cash and cash equivalents, beginning of period               510         888
Cash and cash equivalents, end of period                $  1,280   $     375

    Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Interest                                       $  1,801   $     833
         Income taxes                                   $    841   $     137

    Noncash investing activity:
     Repossession of automobiles                        $7,174     $  14,396


                     MS FINANCIAL, INC. AND SUBSIDIARY
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE MONTHS ENDED JUNE 30, 1996




Note 1:  Basis of Presentation

     The interim financial statements have been prepared by MS Financial, Inc. and Subsidiary (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes and schedules included in the Company's 1995 Form 10-K.

     The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments (which are of a normal recurring nature) which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.


                 MS FINANCIAL, INC. AND SUBSIDIARY
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 2:  Installment Contracts and Amounts Due Under Securitizations

     The following table summarizes installment contracts and amounts due under securitizations (in thousands)


                                                December 31,       June 30,
                                                   1995              1996
                                                                 (Unaudited)
Gross automobile installment contracts           $158,461         $202,136
Unearned finance charges                          (38,143)         (52,112)

Net automobile installment contracts              120,318          150,024
Installment contracts sold in securitizations     (99,382)         (68,659)

                                                   20,936           81,365
Retained portion of installment contracts sold
  in securitizations                                1,328              770
Other consumer installment contracts, net             134              125

  Installment contracts                            22,398           82,260

Amounts due under securitizations                  21,385           20,436

                                                   43,783          102,696

Allowance for possible losses                      (1,602)          (1,295)

  Installment contracts and amounts due under
            securitizations, net                  $42,181         $101,401


Note 3:    FASB Statement No. 125

  FASB Statement No. 125 was issued in June 1996. This statement impacts the accounting for transfers of and servicing of financial assets which will include any securitization program the Company completes after the statement's effective date of January 1, 1997. The impact on the Company's financial statements has not been determined.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion of the results of operations and financial condition should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto.

  Overview

  The Company is a specialized consumer finance company engaged in the purchase, securitization and servicing of installment contracts originated by automobile dealers. The Company acquires installment contracts principally from franchise dealers in connection with their sale of used and new automobiles and light duty trucks to approved non-prime consumers. The Company also generates revenue from commissions which it receives from the sale of insurance and other ancillary products sold in conjunction with the installment contracts purchased by the Company through its branch offices.

    Results of Operations (dollars in thousands)

Comparison of Three Months Ended June 30, 1995 to Three Months Ended June 30, 1996, and Six Months Ended June 30, 1995 to Six Months Ended June 30, 1996

     Interest and fee income on installment contracts and securitizations. Interest and fee income on installment contracts and securitizations represent interest and fee income on owned installment contracts, interest income on the retained subordinated interest in securitized installment contracts and the residual income attributable to excess cash flows on securitizations. This income decreased by $571 or 14.1% from $4,047 for the three months ended June 30, 1995 to $3,476 for the three months ended June 30, 1996 and by $1,895, or 27.0%, from $7,017 for the six months ended June 30, 1995 to $5,122 for the six months ended June 30, 1996. This decrease is primarily due to the 13.8% decrease in average principal balance of owned loans from $72,023 in the second quarter of 1995 compared to $62,071 in the second quarter of 1996 and a 26.0% decrease from $62,845 for the six months ended June 30, 1995 to $46,479 for the same period in 1996 due to the larger size of the securitization entered into during the third and fourth quarters of 1995 (as compared to the 1994 securitization) creating a lower earnings base.

     Interest expense. Interest expense decreased by $333 or 25.7%, from $1,298 for the three months ended June 30, 1995 to $965 in the comparable quarter of 1996 and by $911 or 40.5% from $2,249 for the six months ended June 30, 1995 to $1,338 for the six months ended June 30, 1996. This decrease is primarily due to a 27.3% decrease in average borrowings from $62,515 for the quarter ended June 30,1995 to $45,456 for the quarter ended June 30, 1996 and a 46.5% decrease in average borrowings from $53,130 for the six months ended June 30, 1995 to $28,442 for the comparable period in 1996. During the third and fourth quarter of 1995, the Company completed a securitization which resulted in $73.2 million in net proceeds and an initial public offering which resulted in $21.4 million in net proceeds. These net proceeds were used to repay the Company's revolving credit facility which in turn reduced the Company's average borrowings and resultant interest expense. Reductions in interest expense were partially offset by an increase in commitment fees due under the warehouse facility and the revolving credit facility.

     Provision for possible losses. The provision for possible losses decreased by $26, or 7.3% from $357 for the three months ended June 30, 1995 to $331 for the three months ended June 30, 1996, but increased $66, or 12.8% from $515 for the six months ended June 30, 1995 to $581 for the six months ended June 30, 1996. The allowance for possible losses decreased by $117, or 8.3%, from $1,412 at June 30, 1995 to $1,295 at June 30, 1996 and represented 1.4% and 1.0% of the average net managed portfolio at June 30, 1995 and June 30, 1996,
respectively.   The allowance is intended to cover losses on owned
installment contracts as well as securitized installment contracts after taking into account loss reserves and other amounts available at MS Casualty. For further reference, see discussion at "Installment Contract Loss Experience".

     Insurance commissions. Insurance commissions represent commission and fee income earned on insurance and other ancillary products sold by the branch offices. This income decreased by $133, or 25.2%, from $527 for the three months ended June 30, 1995 to $394 for the same period ending June 30, 1996 and by $248 or 24.7% from $1,003 for the six months ending June 30, 1995 to $755 for the six months ending June 30, 1996. This decrease is primarily due to the Company's decision during 1995 to discontinue offering GAP insurance and the Company's commencement of the regional marketing program in late 1995. Under the regional marketing program, the dealer retains any commission from the sale of ancillary products.

     Service fee income. Service fee income represents amounts received by the Company to collect and administer installment contracts previously sold into securitizations. These fees increased by $433, or 149.8%, from $289 for the quarter ended June 30, 1995 to $722 for the quarter ended June 30, 1996 and by $947 or 148.4% from $638 for the six months ended June 30, 1995 to $1,585 for the six months ended June 30, 1996. This increase was primarily due to a 143.3% increase in the average balance of securitized installment contracts being serviced by the Company (as a result of the 1995 securitization) comparing the averages for the quarter ending June 30, 1995 and June 30, 1996 and 138.1% for the comparison of the six months ended June 30, 1995 and 1996.

     Other income. Other income is primarily comprised of miscellaneous fee income generated by the branch offices. Other income decreased by $58, or 22.7%, from $256 for the quarter ended June 30, 1995 to $198 for the quarter ended June 30, 1996 and by $97 or 17.6% from $551 for the six months ended June 30, 1995 to $454 for the six months ended June 30, 1996. This decrease is due to a reduction in title fee income and other miscellaneous income.

     Operating expenses. Operating expenses increased by $1,075 or 48.5% from $2,216 for the quarter ended June 30, 1995 to $3,291 for the quarter ended June 30, 1996 and by $2,140 or 50.4% from $4,248 for the six months ended June 30, 1995 to $6,388 for the six months ended June 30, 1996 partially due to increased personnel and other expenses associated with higher contract origination volume as well as increased customer service efforts related to the increase in total accounts serviced. In addition, during the year the Company has incurred ongoing legal fees. For further reference see discussion at "Legal Proceedings". Also, the Company has incurred additional accounting fees and other costs associated with being a public company.

     Net income. As a result of the factors discussed above, net income decreased by $639 or 81.8% from $781 for the quarter ended June 30, 1995 to $142 for the quarter ended June 30, 1996 and by $1,596 or 115.9% from $1,377 for the six months ended June 30, 1995 to a loss of $219 for the comparable period in 1996.

Installment Contract Loss Experience

     On all installment contracts with a purchase date on or prior to
June 30, 1996, dealers purchased   repossession loss insurance from MS
Casualty, an insurance company rated A- by A.M. Best & Co. MS Casualty retains such premiums as reserves and is obligated to pay the Company up to $7,000 per vehicle upon repossession of the financed vehicle for claims made under the policies; provided, however, that MS Casualty's aggregate liability for all repossession losses during any policy year may not exceed the product of $600 and the number of automobiles contracted during that policy year. Effective July 1, 1996, the Company began purchasing contracts net of a discount. Accordingly, the Company will be bearing all of the risks of loss on installment contracts originated subsequent to July 1, 1996. Management is seeking to commute the insurance policy with MS Casualty late in 1996 and adjusting its allowance for possible losses accordingly; however, no assurances can be made that such commutation can be obtained. Through the first part of 1996, the Copmany has experienced delinquency, losses and repossessions, as shown in the following credit loss/repossession experience and delinquency tables. Also, as delinquency has increased the Company has extended a larger number of contracts. Accordingly, if the negative trend of losses, delinquencies and repossessions continues, substantial revisions to the Company's allowance for possible losses on installment contracts may be necessary.

     The Company regularly reviews the adequacy of its allowance for possible losses on installment contracts. This allowance is set at a level considered to be adequate to cover the expected future losses on the existing installment contract portfolio after taking into account reserves and available loss limits of MS Casualty for outstanding contracts. Increases in the allowance are primarily based on the level of installment contracts, delinquency trends, historical loss experience and, to a lesser extent, current economic conditions, operating practices and other factors which management deems relevant.

     The Company's charge-off policy is based on a contract-by-contract review of delinquent installment contracts. The Company generally charges off an installment contract at the time the collateral is repossessed and sold at auction, although certain installment contracts may be charged-off sooner if management determines them to be uncollectible.

        The following table summarizes the Company's installment contract and repossession loss experience:


                                       Credit Loss/Repossession Experience (1)
                                               Six Months      Six Months
                                                 Ended           Ended
                                               06/30/95         06/30/96
                                                 (dollars in thousands)
Average Gross Managed Portfolio                $ 130,450        $ 165,308
Average month-end number of
  Installment Contracts                           12,858           15,775
Repossessions as a percentage of
  average month-end number of
  Installment Contracts outstanding                10.5%            15.6%

Gross Charge-offs (2)                          $   2,366        $   7,246
Recoveries (3)                                       202              199
Claim Payments from MS Casualty (4)                1,715            6,159

Net Charge-offs (5)                            $     449        $     888

Annualized Net Charge-offs as a percentage
  of average Gross Managed Portfolio
  outstanding                                      0.7 %             1.1%


(1) All amounts and percentages are based on the gross amount scheduled to be paid on each Installment Contract, including unearned finance charges and other charges. The information in the table includes Installment Contracts previously sold through Securitizations which the Company continues to service.
(2) Gross charge-offs include principal, late charges, and repossession expenses and are net of insurance (other than repossession loss insurance) claims and rebates and proceeds from the sale of repossessed financed vehicles.
(3)    Recoveries are collections net of attorney fees and court costs.
(4) Refers to claims paid for repossession losses under the MS Casualty repossession loss insurance policies maintained on the vehicles under Installment Contracts, net of recoveries.
(5) Net charge-offs equal gross charge-offs minus recoveries and insurance claim payments.

Installment Contract Delinquency Experience

       The Company considers an installment contract to be delinquent if the borrower fails to make any payment in full on or before the due date as specified by the terms of the installment contract. The Company typically initiates contact with borrowers whose payments are not received by the due date within eight days of the due date. The period-end delinquencies on the Company's gross managed portfolio set forth in the table below are not necessarily representative of average delinquencies during the periods indicated.


                                  Delinquency Experience
                              June 1995           June 1996
                           Number             Number
                             of                 of
                          Contracts  Amount  Contracts  Amounts
                                (dollars in thousands)



Managed Portfolio          13,588   $142,355   17,554  $196,589


Period of
  delinquency
   31-60 days. . .            494      5,251      809     9,131
   61 days or more            391      4,539      623     7,256

Total
  delinquencies. .            885   $  9,790    1,432  $ 16,387



Total
  delinquencies
  as a percent of
  the Managed
  Portfolio. . . .           6.5%       6.9%     8.2%     8.3%


Liquidity and Capital Resources

          The Company requires capital primarily for the purchase of installment contracts and for working capital. The Company finances these requirements with borrowings under the revolving credit facility and warehouse facility and through the Company's securitization programs.

          Revolving Credit Facility. The revolving credit facility, which was renewed and extended on May 1, 1996 and provides funds to purchase installment contracts and for working capital, currently consists of a three-year revolving facility of up to $45.0 million and a 364-day revolving facility of up to $45.0 million If not extended or renewed on May 1, 1997, the 364-day facility will be converted into a two-year term facility. The maximum amount available under the revolving credit facility is limited to a borrowing base principally consisting of 90% of the net adjusted amount of eligible installment contracts. The revolving credit facility is secured by substantially all of the Company's assets other than the accounts owned by MS Auto Receivables Company. At July 31, 1996, the Company had $70.0 million principal amount outstanding under the revolving credit facility at an average rate of interest of 7.0%.

          Pursuant to the terms of the revolving credit facility, funds borrowed thereunder bear interest at a rate to be selected by the Company based on either Fleet Bank's prime rate of interest or a designated London Interbank Offering Rate ("LIBOR").

          The revolving credit facility contains covenants that among other things, limit the Company's ability to (i) incur additional indebtedness, (ii) grant liens, (iii) enter into mergers, dispositions, sales and lease backs, (iv) sell all or a substantial part of its assets or properties except for permitted securitizations, (v) pay dividends or make certain other distributions or pay subordinated indebtedness, (vi) make certain investments and capital expenditures, and (vii) engage in certain transactions with affiliates. These covenants also require the Company to maintain specified financial ratios and to maintain its underwriting guidelines in all material respects. The revolving credit facility also provides that a change of control of the Company's outstanding voting securities will result in an event of default under the revolving credit facility.

          Warehouse Facility. The Company, through a special purpose subsidiary, MS Auto Receivables Company (the "SPC") has established the warehouse facility, a $50.0 million structured "warehouse" revolving credit securitization facility. The maximum amount available under the warehouse facility is limited to a borrowing base consisting principally of a net 91% of the face amount of the installment contracts to be sold to the SPC. The warehouse facility provides funds to the Company to repay indebtedness under the revolving credit facility. As of December 31, 1995, the Company used a portion of the proceeds from its $90.0 million securitization to repay the total outstanding amount of the warehouse facility. At July 31, 1996, the Company had no principal amount outstanding under the warehouse facility.

          The warehouse facility is structured similarly to a securitization. However, unlike a typical securitization, (i) the installment contracts transferred are not intended to be held to maturity but are instead to be "warehoused" for up to 12 months pending their later sale in a securitization, (ii) the pass-through interest rate is floating and (iii) the Company's transfer of the installment contracts is accounted for as a financing rather than a sale.

          Through the warehouse facility, the SPC obtains loans from an unaffiliated special purpose conduit enabling the SPC to purchase installment contracts from the Company. The conduit, in turn, borrows its funds from an unaffiliated institutional lender. These loans are insured by Financial Security Assurance Inc. ("FSA"). The Company transfers the installment contracts to the conduit as part of each transaction. The warehouse facility's initial commitment was for one year and is automatically extended monthly on an "evergreen" basis until May 5, 2000, unless the Company, the conduit or FSA decide to not extend it. Payments on the installment contracts are deposited in a secured collection account. Any excess in the collection account over certain amounts required to (i) pay amounts due on the conduit's loans, (ii) cover servicing fees and
(iii) be retained for credit enhancement purposes, is released to a spread account. The spread account is cross-collateralized to the spread accounts established in connection with certain of the Company's securitizations. If no default exists, all amounts deposited into the spread account are released to the Company each month.

          The warehouse facility is intended to permit the Company to accumulate pools of installment contracts prior to a securitization. Accordingly, the SPC is required to repurchase any eligible installment contracts that have been in the warehouse facility for more than 12 months. The loans to the SPC bear interest at the rate at which the conduit borrows funds under the facility; that rate is based on a spread to the 30-day LIBOR.

          Under the warehouse facility, the Company is required to have other warehouse facilities (which may be the revolving credit facility) which provide at least $25.0 million of credit to finance the purchase of installment contracts. The Company is required to maintain its underwriting guidelines in all material respects; otherwise, FSA in its discretion may disapprove any future installment contract sales. The revolving credit facility requires that the proceeds received by the Company through the warehouse facility be used to pay down its borrowings under the revolving credit facility before being used for any other purposes.

          Securitization Programs. In 1992, the Company began selling interests in pools of its installment contracts to investors through the issuance of triple-A rated, asset-backed securities. The net proceeds from these periodic securitizations were generally used to pay down outstanding loans under the revolving credit facility and the warehouse facility, thereby making such facilities available for the purchase of additional installment contracts. During 1993, 1994 and 1995, the Company securitized $27.0 million, $35.0 million and $90.0 million, respectively, of the Company's installment contracts, for an aggregate of $152.0 million. The Company intends to continue these periodic securitizations in the future; however, if recent trends toward higher losses continue, no assurance can be given that the Company will be able to obtain terms which it considers favorable to allow it to securitize its portfolio in the future.

          In each of its securitizations, the Company sold its installment contracts to the SPC, which then sold the installment contracts to a newly formed grantor trust in exchange for senior and subordinated classes of certificates of beneficial interests in the trust. The senior certificates were sold to institutional investors and the holders of such certificates are entitled to a proportionate amount of monthly principal reductions in the underlying installment contracts and interest at a fixed pass-through rate each month. The senior certificates represent a beneficial ownership interest in the trusts and pay interest at a pass-through rate which is determined at the time each securitization closes. As a credit enhancement for each securitization, FSA issued an insurance policy for the benefit of the holders of the senior certificates. The senior certificates have been rated AAA and Aaa by Standard & Poor's Ratings Group and Moody's Investors Service, Inc., respectively. Prior to 1995, the Company retained the subordinated certificates, representing the remaining beneficial interest in the trusts of 5% to 15%. The Company services the installment contracts sold to the trusts and receives a monthly fee at a base rate of 3.75% per annum, plus certain late fees, prepayment charges and similar fees received on the securitized installment contracts.

          The securitization transactions allow the Company to repurchase loans when the balances have been reduced to a level not greater than 10% of the original pool balance.

          Pursuant to the warehouse facility, the SPC must repurchase installment contracts from the warehouse facility and securitize them before it securitizes any other installment contracts.

          Gains from the sale of installment contracts in securitizations provide a significant portion of the Company's revenues. If the Company were unable or otherwise elected not to securitize installment contracts in a financial reporting period, the Company could incur a significant decline in total revenues, net income and liquidity for such period.

          Statements made in this report as to the future events or plans are uncertain and subject to change. Many factors may effect the Company's expectations and plans. Installment contract acquisitions and financing plans may change in connection with the possible consumation of a 1996 securitization, as well as other factors affecting the Company, such as delinquencies and losses on existing installment contracts, interest rate fluctuations, regulatory burdens and income from operations.

          The Company believes that cash flow generated from operations, the amounts available under the revolving credit facility, the warehouse facility and the Company's securitization programs will be sufficient to fund its operations and growth strategy for the foreseeable future.

                   PART II - OTHER INFORMATION


     Item 1.        Legal Proceedings

          On June 23, 1995, the Company was named as a defendant in a lawsuit filed by James Des Rochers and Rita Horsak in the District Court of Harris County, Texas which proceedings the plaintiffs seek to have certified as a class action. In their complaint, the plaintiffs allege, among other things, that (i) the Company required each plaintiff to purchase one or more ancillary products from or through the Company as a condition to purchasing such plaintiff's installment contract in violation of the Texas Credit Code, which they contend renders the Company's charges for the ancillary products illegal finance and/or unauthorized charges, (ii) the GAP product offered by the Company in Texas was not authorized under the Texas Credit Code, which they contend renders the Company's charges for such GAP product illegal finance and/or unauthorized charges and
(iii) the Company's method of selling and financing the ancillary products constitute unlawful acts or practices under the Texas Deceptive Trade Practices - Consumer Protection Act. The plaintiffs seek unspecified actual, statutory and exemplary damages, cancellation of finance charges under their installment contracts, recovery of finance charges previously paid, prejudgment and post judgment interest and attorney's fees. In thirteen other lawsuits filed by persons represented by the same counsel on or after such time, but who do not seek class action certification, the Company denies any liability or fault with respect to these allegations, intends to vigorously defend the actions, and has substantial defense to these claims. There can be no assurance, however, that an adverse decision in such actions would not have a material adverse effect on the Company's financial position or results of operations.

          The Company has finalized the settlement for the lawsuit filed by Robin Pilart and others in the District Court of Harris
County, Texas. The Company does not anticipate the settlement will exceed $100 thousand.

          The Company is involved from time to time in routine litigation incidental to its business. However, the Company believes that it is not a party to any other material pending litigation which, if decided adversely to the Company, would have a significant negative impact on the business, income, assets or operation of the Company. The Company is not aware of any other material threatened litigation which might involve the Company.

     Item 2.        Changes in Securities

                    Not applicable


     Item 3.        Defaults upon Senior Securities

                    Not applicable

     Item 4.        Submission of Matters to a Vote of Security Holders

                    (a) The Annual Meeting of Shareholders was held on June 14, 1996.

                    (b) Three directors were elected to Class I of the Board of Directors at the Annual Meeting of Shareholders held on June 14. They were:

                              Reed Bramlett
                              Carl Herrin
                              Philip J. Hubbuch, Jr.


                           The directors whose term is continued after the June 14 meeting are:

                              Philip A. Canfield
                              Harold A. Hogue
                              Bruce Miller
                              Robert Plummer
                              James B. Stuart, Jr.
                              Carl D. Thoma


                    (c) At the Annual Meeting of Shareholders held on June 14, the following two matters were voted upon and passed. The tabulation of votes was:


         (1) The election of three Directors to serve in Class I of the Company's Board of Directors:

                      Votes in favor       Votes against        Abstentions
                   In Person As Proxy  In Person As Proxy  In Person As Proxy

Reed Bramlett         0    10,102,587      0      4,764           0        0

Carl Herrin           0    10,102,587      0      4,764           0        0

Philip J. Hubbuch, Jr.
                      0    10,102,587      0      4,764           0        0




          (2) The ratification of the selection of KPMG Peat Marwick LLP as Independent Auditors:

                   Votes in favor      Votes against           Abstentions
               In Person  As Proxy  In Person   As Proxy  In Person  As Proxy

                   0      10,102,951     0      1,000          0      3,400


     Item 5.        Other Information

                    The Company has recently been notified by the Internal Revenue Service that its 1994 tax return has been selected for examination. Adjustments, if any, from this examination cannot be determined at this time.


     Item 6.        Exhibits and Reports on Form 8-K

                    (a)  Exhibits

                 Exhibit
                 Number    Description of Exhibit


                    11     Computation of Per Share Income (Loss)

               (b)  Reports on Form 8-K

                  Not applicable

                             SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  MS FINANCIAL, INC.



August 9, 1996                    By: /s/Philip J. Hubbuch, Jr.
                                  Philip J. Hubbuch, Jr.
                                  Vice Chairman and Chief Executive
                                  Officer



August 9, 1996                    By: /s/Vann R. Martin
                                  Vann R. Martin
                                  President and Chief Operating
                                  Officer



August 9, 1996                    By: /s/R. Dale Miller
                                  R. Dale Miller
                                  Controller and Principal Accounting
                                  Officer

                           EXHIBIT INDEX

Exhibit
Number           Description of Exhibit

  3.1.1*         --Amended and Restated Certificate of Incorporation
                   of the Company dated December 15, 1993.
  3.1.2*         --Form of Second Amended and Restated Certificate
                   of Incorporation.
  3.2.1*         --Bylaws of the Company.
  3.2.2*         --Form of Amended and Restated Bylaws of the
                   Company.
  4.1****        --Form of Common Stock Certificate
  10.1*          --Third Amended and Restated Revolving Loan
                   Agreement (the "Revolving Credit Facility")dated
                   as of April 1, 1995 among National Westminster
                   Bank, N.A. ("NatWest Bank"), as agent, the banks signatories thereto and the Company.
  10.1.1#        --Fourth Amended and Restated Revolving Loan
                   Agreement dated as of May 1, 1996 among NatWest
                   Bank, N.A., as agent, the banks signatories thereto
                   and the Company.
  10.2*          --Form of Consent dated April __, 1995 of NatWest,
                   as agent, and the banks signatories to the
                   Revolving Credit Facility.
  10.3**         --Amended and Restated Security Agreement dated as
                   of June 15, 1994 between the Company and NatWest Bank,
                   as agent.
  10.4**         --Amended and Restated Pledge Agreement dated as of
                   June 15, 1994 between NatWest Bank and the
                   Company.
  10.5*          --Receivables Purchase Agreement and Assignment dated
                   as of April 1, 1995 among the Company, MS Auto
                   Receivables Company ("MARCO") and MS Auto Credit,
                   Inc. ("MS Auto").
  10.6*          --Repurchase Agreement dated as of April 1, 1995 among
                   Telluride Funding Corp. ("Telluride") and MARCO.
  10.7*          --Servicing Agreement dated as of April 1, 1995 among
                   the Company, Telluride, MARCO, MS Auto, Black Diamond Advisers, Inc. and Norwest Bank Minnesota, National Association ("Norwest").
  10.8*          --Security Agreement dated as of April 1, 1995
                   among the Company, MS Auto, MARCO, Telluride,
                   Financial Security Assurance Inc. ("FSA") and
                   Norwest.
  10.9*          --Custodian Agreement dated as of April 1, 1995
                   among the Company, MS Auto, Norwest, Telluride,
                   MARCO and FSA.
  10.10*         --Registration Rights Agreement dated January 3,
                   1994 among the Company, MSFS and GTCR IV.
  10.11*         --Stockholders Agreement dated January 3, 1994
                   among the Company, MSFS and GTCR IV.
  10.12**        --Form of Employees' Stock Purchase Plan.
  10.13**        --Form of Directors' Stock Option Plan.
  10.14.1*       --Employees' Equity Incentive Plan dated December
                   15, 1993.
  10.14.2**      --Form of Amended and Restated Employee's Equity Incentive
                   Plan.
  10.15*         --Form of Indemnification Agreement.
  10.16*         --Consultant Agreement dated as of January 1, 1994
                   between the Company and Harold Hogue.
  10.17*         --Non-Qualified Stock Option Agreement with Harold
                   Hogue dated January 3, 1994.
  10.18*         --Experience Refund Agreement dated December 15,
                   1993 between MS Life and the Company.
  10.19*         --Experience Refund Agreement dated December 15,
                   1993 between MS Casualty and the Company.
  10.20*         --Experience Refund Agreement dated December 15,
                   1993 between MS Casualty, NatWest Bank and the
                   Company.
  10.21*         --Managing General Agency Agreement dated January
                   1, 1994 between MS Casualty and the Company.
  10.22*         --Office Building Sublease Agreement dated
                   January 1, 1994 between MS Diversified, Inc.
                   ("MSD") and the Company.
  10.23*         --Tax Indemnification Agreement dated as of
                   November 30, 1993 among MSD, MS Financial
                   Services, Inc. ("MSFS") and the Company.
  10.24*         --Agreement for Purchase and Sale of Assets and Assumption
                   of Liabilities dated November 15, 1993 between MSFS and the Company.
  10.25**        --Purchase Agreement dated as of September 1, 1994 between the Company and MARCO.
  10.26**        --Pooling and Servicing Agreement dated as of September 1,
                   1994 among MARCO, the Company and Norwest.
  10.27**        --Servicing Assumption Agreement dated as of
                   September 1, 1994 between the Company and Norwest.
  10.28**        --Letter Agreement dated September 14, 1994 among
                   the Company, MARCO, Norwest and FSA.
  10.29**        --Insurance and Indemnity Agreement dated as of September
                   14, 1994 among FSA, MARCO and the Company.
  10.30**        --Indemnification Agreement dated as of September 14, 1994 among FSA, MARCO, the Company and Kidder, Peabody
                   & Co. Incorporated.
  10.31**        --Financial Guaranty Insurance Policy No. 50316-N dated
                   September 14, 1994 from FSA.
  10.32**        --Letter Agreement dated September 14, 1994 among FSA,
                   MARCO and the Company.
  10.33*         --Second Amended and Restated Stock Pledge Agreement
                   dated as of April 1, 1995 between MSFS, FSA and Norwest.
  10.34*         --Spread Account Agreement dated as of April 11, 1995 among
                   MARCO, FSA and Norwest and related warehouse series
                   supplement.
  10.35**        --Pooling and Servicing Agreement dated as of September 1,
                   1993 among MARCO, MSFS and Norwest.
  10.36**        --Purchase Agreement dated as of September 1, 1993 between
                   MSFS, and MARCO.
  10.37**        --Financial Guaranty Insurance Policy No. 50264-N dated
                   September 28, 1993.
  10.38**        --Insurance and Indemnity Agreement dated as of September
                   28, 1993, among FSA, MARCO and MSFS.
  10.39**        --Indemnification Agreement dated as of September 28, 1993 among FSA, MARCO, MSFS and Bear Stearns & Co. Inc.
  10.40**        --Letter Agreement dated September 28, 1993 among MSFS,
                   MARCO and FSA.
  10.41**        --Amended and Restated Stock Pledge Agreement dated as of
                   September 28, 1993 among MSFS, MARCO, FSA and Norwest.
  10.42**        --Pledge and Security Agreement dated September 28, 1993
                   among MARCO, FSA and Norwest.
  10.43**        --Letter Agreement dated September 28, 1993 among MARCO,
                   MSFS, Norwest and FSA.
  10.44*         --Insurance and Indemnity Agreement dated as of
                   April 1, 1995, among FSA, MARCO, the Company and
                   Telluride.
  10.45.1*       --Management Agreement dated January 1, 1994 among
                   the Company, MSB and Philip J. Hubbuch, Jr.
                   ("Hubbuch").
  10.45.2**      --Form of Amended and Restated Management Agreement dated
                   July 21, 1995 among the Company, MSB and Hubbuch.
  10.46.1*       --Management Agreement dated February 15, 1994 among
                   the Company, MS Byrider, Inc.("MSB") and E. Peter Healey("Healey").
  10.46.2**      --Form of Amended and Restated Management Agreement dated
                   July 21, 1995 among the Company, MSB and Healey.
  10.47.1*       --Management Agreement dated January 1, 1994
                   between the Company and Vann R. Martin
                   ("Martin").
  10.47.2**      --Form of Amended and Restated Management Agreement dated
                   July 21, 1995 between the Company and Martin.
  10.48*         --Option Agreement with Hubbuch dated January 3,
                   1994.
  10.49*         --Option Agreement with Healey dated February 15,
                   1994.
  10.50*         --Option Agreement with Martin dated January 3,
                   1994.
  10.51*         --Equity Purchase Agreement dated January 3, 1994
                   among the Company, MSFS and GTCR IV.
  10.52**        --Premium Letter dated April 20, 1995 among the
                   Company, MARCO and FSA.
  10.53***       --Conversion Agreement among the Company, GTCR IV,
                   MSD and MSFS.
  10.54*****     --Purchase Agreement dated as of September 1, 1995, among
                   the Company and MARCO.
  10.55*****     --Pooling and Servicing Agreement dated as of September 1,
                   1995 among MARCO, the Company, and LaSalle National Bank.
  10.56*****     --Servicing Assumption Agreement dated as of September 1,
                   1995 between the Company and LaSalle National Bank.
  10.57*****     --Insurance and Indemnity Agreement dated as of September 1,
                   1995 among FSA, MARCO and the Company.
  10.58*****     --Indemnification Agreement dated as of September 1,
                   1995 among FSA, MARCO, the Company and Bear Stearns & Co.,
                   Inc.
  10.59*****     --Financial Guaranty Insurance Policy No.50395-N dated
                   September 21, 1995 from FSA.
  10.60*****     --Letter Agreement dated September 21, 1995 among FSA, MARCO and the Company.
  11^            --Computation of earnings per share.


_______________
* Incorporated herein by reference from the Registration Statement dated May 30, 1995.
** Incorporated herein by reference from the Amendment No. 1 to the Registration Statement dated June 16, 1995.
*** Incorporated herein by reference from the Amendment No. 2 to the Registration Statement dated July 13, 1995.
**** Incorporated herein by reference from the Amendment No. 3 to the Registration Statement dated July 21, 1995.
***** Incorporated herein by reference from the 1995 10-K dated April
      1, 1996.
#     Incorporated herein by reference from the 10Q dated May 3, 1996.
^     Filed herewith.