Form 10-Q
period 1996-09-30
MS FINANCIAL INC
filed 1996-11-14
CIK 946014

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                               FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

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

As of October 31, 1996, the Registrant had 10,428,390 shares of common stock, par value $.001 per share, outstanding.

                          	MS FINANCIAL, INC.

           	FORM 10-Q FOR THREE MONTHS ENDED SEPTEMBER 30, 1996


                                INDEX


                                                         	Page


PART I - FINANCIAL INFORMATION	  1

Item 1.	Condensed Consolidated Financial Statements . .     1
Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations	.     6

PART II - OTHER INFORMATION	. . . . . . . . . . . . . .    16

Item 1.	Legal Proceedings	. . . . . . . . . . . . . . .    16
Item 2.	Changes in Securities	. . . . . . . . . . . . .    17
Item 3.	Defaults upon Senior Securities	. . . . . . . .    17
Item 4.	Submission of Matters to a Vote of Securityholders 17
Item 5.	Other Information	. . . . . . . . . . . . . . .    17
Item 6.	Exhibits and Reports on Form 8-K	 . . . . . . .    17

SIGNATURES	 . . . . . . . . . . . . . . . . . . . . . .    18


	                    PART 1 - FINANCIAL INFORMATION

	                   MS FINANCIAL, INC. AND SUBSIDIARY
	                 Condensed Consolidated Balance Sheets
	               December 31, 1995 and September 30, 1996
	                  (in thousands, except share data)
                               	ASSETS
		                                              December 31, 	 September 30,
		                                                 1995     	      1996
            			      	                                          (Unaudited)
Cash and cash equivalents	  	                   $   888         $     770
Installment contracts	                          	22,398           107,608
Amounts due under securitizations		             	21,385	           19,801
Allowance for possible losses			                 (1,602)	          (8,171)
Installment contracts and amounts due under
  securitizations, net			                        42,181	         	119,238
Property and equipment, net			                    1,211           		1,478
Repossessed automobiles			                        1,388           		3,411
Installment contract origination program
  acquisition cost, net of accumulated
  amortization of $537 and $603			                  346             		280
Income taxes receivable			                          223		             571
Deferred income taxes			                          1,022            	3,551
Other assets                                   			4,124	           	3,989
    Total assets                          	    $ 51,383         $ 133,288

                 	LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Notes payable	                           		$ -----		        $  83,000
    Pending advances under notes payable			      -----		            3,169
    Collections due investors                     			5                	26
    Dealer reserve and holdback accounts	        		290	              	283
    Unearned commissions			                      1,695              1,363
    Accounts payable and accrued expenses		     	2,744            		2,618
    Due to trustees under securitizations	     		1,665	 	           3,251
      Total liabilities                          6,399		           93,710
Stockholders' equity:
    Preferred stock, par value $.001 per
      share, 5,000,000 shares authorized,
      none outstanding		                         -----	             -----
	   Common stock, par value $.001 per share,
		    50,000,000 shares authorized, 10,800,000
 	    shares issued and outstanding		              	11	               	11
    Additional paid-in capital		               	27,660             27,684
    Retained earnings                        			18,373	           	14,168
			                                             46,044           		41,863
    Treasury stock, 174,000 and 374,000
 	    shares of common, at cost              			(1,060)           	(2,285)
     Total stockholders' equity		              	44,984	           	39,578
Commitments and contingencies
                                    			     $   51,383	       	$  133,288

	                          MS FINANCIAL, INC.
	                    CONSOLIDATED STATEMENTS OF INCOME
       	Three and Nine Month Periods Ended September 30, 1995 and 1996
	                (in thousands, except per share data)



                             			Three Months Ended    		Nine Months Ended
		                               Sept 30, Sept 30,     Sept 30,	 Sept 30,
	                                  1995    	1996        	1995     	1996
	                            	(Unaudited)(Unaudited) (Unaudited)	(Unaudited)
Interest and fee income on installment
 contracts and securitization	$  4,268	  $   4,394  	$ 11,285   	$  9,516
Other interest income	              27         	12	        34         	53
Interest expense    	          	(1,178)	   	(1,585)  		(3,427)   		(2,923)
Net interest income before provision
  for possible losses on installment
  contracts	                     3,117      	2,821     	7,892      	6,646
Provision for possible losses on
installment contracts            		171     		7,009      		687     		7,590
  Net interest income (loss)	   	2,946     	(4,188)   		7,205      		(944)
Other income:
  Insurance commissions	          	416	       	438    		1,420     		1,193
  Service fee income	             	462       		595	    	1,100     		2,180
  Gains on securitizations	     	5,402		     -----	    	5,402		     -----
 	Other income                   		186        	162      		737       		617
    Total other income           6,466      	1,195    		8,659		     3,990

Operating expenses:
Salaries and employee benefits	 	1,286	     	1,767	    	3,727     		5,025
Other operating expenses		       1,237     		1,618    		3,044     		4,749
  Total operating expenses	     	2,523	     	3,385     	6,771     		9,774
  Income (loss) before
  income taxes		                 6,889	    	(6,378)   		9,093    		(6,728)
Income tax expense (benefit)	   	2,583    		(2,392)	   	3,410    		(2,523)
  Net income (loss)		        $   4,306 		$  (3,986) 	$  5,683 	 $  (4,205)

Net income (loss) per share		$    0.40		 $   (0.38) 	$   0.58 		$   (0.40)

Average shares and common equivalent
  shares outstanding		          10,882		    10,427      9,848 	    10,436

                     	MS FINANCIAL, INC. AND SUBSIDIARY
	               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	             Nine Month Periods Ended September 30, 1995 and 1996
	                             (in thousands)
				 	                                          Nine Months Ended
                                       					September 30, September 30,
				 			                                        1995	        1996
			                      	              		  	(Unaudited)   (Unaudited)
Cash flows from operating activities:
  Net income (loss)					                     $   5,683	    $ (4,205)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Provision for possible losses on
     installment contracts	              				    	 687        7,590
  		Provision for deferred income taxes	   			  	 (230)       -----
  		Depreciation and amortization	             				232	     		  325
    Gains on securitizations					              	(5,402)		     -----
    Changes in operating assets and
     liabilities, net                            1,719	    		(1,782)
      Net cash provided by operating activities		2,689 			    1,928

Cash flows from investing activities:
    Installment contracts originated					     	(63,150)			  (98,663)
    Installment contracts repaid, including
     repossession proceeds					                	14,794		     10,867
    Proceeds from securitizations					         	65,726 			   ------
    Repayment of amounts due under
    securitizations	                     	      	1,843			     1,332
    Capital expenditures				                    		(323)		 	    (526)
      Net cash provided (used) by investing
       activities					                         	18,890   			(86,990)

Cash flows from financing activities:
    Proceeds from issuance of common stock						21,500			    ------
    Proceeds from (repayments of)notes payable (36,043)      83,000
    Purchase of treasury stock					             	-----	    		(1,225)
    Net change in pending advances under
      notes payable 	                         		(1,903)   			 3,169
 		   Net cash provided (used) by financing
        activities				                       		(16,446)	   		84,944
   			Net increase (decrease) in cash and cash
        equivalents					                         5,133	 		     (118)

Cash and cash equivalents, beginning of period					510		  	     888
Cash and cash equivalents, end of period					$   5,643 	   $  	 770

    Supplemental disclosures of cash flow information:
      Cash paid during the period for:
          Interest                      				 $   2,933		   $  1,935
         	Income taxes					                  $ 	 1,733   		$	   271

    Noncash investing activity:
      Repossession of automobiles		       		 $ 	13,606	    $  19,797

                    	MS FINANCIAL, INC. AND SUBSIDIARY
        	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996




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


                 	MS FINANCIAL, INC. AND SUBSIDIARY
	      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 2:	Installment Contracts and Amounts Due Under Securitizations

   The following table summarizes installment contracts and amounts due under securitizations (in thousands)

                                    		    	December 31,     September 30,
			                                           1995           	  1996
 				                                                       	(Unaudited)
Gross automobile installment contracts		   $158,461       		$224,308
Unearned finance charges				                (38,143)	       	(60,471)

Net automobile installment contracts	     		120,318        		163,837
Installment contracts sold in
   securitizations                        		(99,382)       		(56,980)

                                          			20,936	        	106,857
Retained portion of installment contracts
   sold in securitizations	                			1,328            		630
Other consumer installment contracts, net		    	134	            	121

Installment contracts			                    	22,398        		107,608

Amounts due under securitizations		        		21,385	         	19,801

                                            	43,783	        	127,409

Allowance for possible losses	            			(1,602)         	(8,171)

Installment contracts and amounts due under
          securitizations, net	          			$42,181       		$119,238




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


Liquidity and Capital Resources

  The Company requires capital primarily for the purchase of installment contracts and for working capital. The Company has historically financed these requirements with borrowings under the revolving credit facility and warehouse facility and through the Company's securitization programs.

  Revolving Credit Facility. The revolving credit facility, which was renewed and extended on May 1, 1996 and provides funds to purchase installment contracts and for working capital, currently consists of a three-year revolving facility of up to $45.0 million and a 364-day revolving facility of up to $45.0 million If not extended or renewed on May 1, 1997, the 364-day facility will be converted into a two-year term facility. The maximum amount available under the revolving credit facility is limited to a borrowing base principally consisting of 90% of the net adjusted amount of eligible installment contracts. The revolving credit facility is secured by substantially all of the Company's assets other than the accounts owned by MS Auto Receivables Company. At October 31, 1996, the Company had $90.0 million principal amount outstanding under the revolving credit facility at an average rate of interest of 7.3%. On November 8, 1996 after the reduction of the revolving credit facility from the proceeds from the loan sale (see Loan Sales), the Company had $76.5 million principal outstanding under the revolving credit facility.

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

  Currently, the Company is in violation of covenants relating to the Company's interest coverage ratio and minimum tangible net worth requirement.

  As a result of such defaults, the Company is currently unable to make any additional borrowings under the revolving credit facility. The Company is currently attempting to negotiate covenant waivers and an amendment to the revolving credit facility which would permit the Company to borrow additional funds under such facility. However, the terms of such additional borrowings, if any, are likely to result in an increased cost of the facility and a reduced advance rate. No assurance can be made that such additional borrowings can be obtained or that the ultimate terms thereof will be favorable for the Company.


  Warehouse Facility. The Company, through a special purpose subsidiary, MS Auto Receivables Company (the "SPC") has established the warehouse facility, a $50.0 million structured "warehouse" revolving credit securitization facility. The maximum amount available under the warehouse facility is limited to a borrowing base consisting principally of a net 91% of the face amount of the installment contracts to be sold to the SPC. The warehouse facility was established to provide funds to the Company to repay indebtedness under the revolving credit facility.

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

  On November 12, 1996, the Company received notice from FSA that this facility is no longer available due to the occurrence of an "Amortization Event" as defined under the facility. This event was caused by high delinquencies in the securitizations which are cross-collateralized with the warehouse facility.


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

  The Company has not completed a 1996 securitization to date because the terms under which a securitization transaction have been available are unacceptable to the Company. The terms offered to the Company have been less favorable because of recent unfavorable trends in delinquencies and losses for owned and serviced loans. The Company continues to evaluate the feasibility of completing a securitization later this year or in early 1997. However, no assurance can be made that any such securitization can be consummated by the Company on terms acceptable to it.

  In each of its securitizations, the Company sold its installment contracts to the SPC, which then sold the installment contracts to a newly formed grantor trust in exchange for senior and subordinated classes of certificates of beneficial interests in the trust. The senior certificates were sold to institutional investors and the holders of such certificates are entitled to a proportionate amount of monthly principal reductions in the underlying installment contracts and interest at a fixed pass-through rate each month.
The senior certificates represent a beneficial ownership interest in the trusts and pay interest at a pass-through rate which is determined at the time each securitization closes. As a credit enhancement for each securitization, FSA issued an insurance policy for the benefit of the holders of the senior certificates. On November 12, 1996, the Company was notified that the surety premium for the 1995 securitization was increased due to the high delinquency levels in that transaction. The senior certificates have been rated AAA and Aaa by Standard & Poor's Ratings Group and Moody's Investors Service, Inc., respectively. Prior to 1995, the Company retained the subordinated certificates, representing the remaining beneficial interest in the trusts of 5% to 15%. The Company services the installment contracts sold to the trusts and receives a monthly fee at a base rate of 3.75% per annum, plus certain late fees, prepayment charges and similar fees received on the securitized installment contracts.

  All cash collected from obligors on the underlying installment contracts is deposited into trust accounts as received and is used monthly to pay the holders of senior certificates their proportionate share of principal reductions and interest at the pass-through rate, the servicing fee and certain other reimbursements to the Company, and the surety premium to FSA.
The remaining cash is then placed into a spread account until such time as it reaches and maintains a predetermined balance. Funds on deposit in the spread account provide a source of cash for shortfalls in collections and for reimbursement to FSA for claims made in respect to the insurance policies issued in connection with the securitizations. When the predetermined balance is achieved, any excess cash flow is distributed to the Company.

  The securitizations have certain threshholds for losses and delinquencies which are used to determine the amount of the required balance of funds on deposit in the spread account. During the third quarter of 1996, those threshholds were exceeded for the 1993, 1994 and 1995 securitization transactions. As a result, the required balance of funds on deposit in the spread accounts for each of these securitizations increased and excess cash flows that would normally have been distributed to the Company began to be used to fund the required balance in the spread account. While not requested at this time, the current level of loan delinquencies could result in a standby servicer being substituted for the Company.

  The securitization transactions allow the Company to repurchase loans when the outstanding balances have been reduced to a level not greater than 10% of the original pool balance.

  Gains from the sale of installment contracts in securitizations have provided a significant portion of the Company's revenues. If the Company is unable or otherwise elects not to securitize installment contracts in 1996, the Company could incur a significant decline in total revenues, net income and liquidity for such period.


  Loan Sales. During October 1996, the Company sold loans totaling approximately $15 million to an unrelated party for approximately $14.4 million, and $13.5 million of the proceeds were used to reduce the balance outstanding under the revolving credit facility. The Company also has an executed letter of intent for the sale of an additional $10.0 million to be sold later this year and the proceeds will also principally be used to reduce the revolving credit facility. The Company has no continuing interest in these loans or loan repurchase obligations.


  Other Financing and Liquidity Alternatives. The Company's ability to finance the purchase of installment contracts and its existing operations and growth strategy are directly dependent on the continued availability of funds from the Company's revolving credit facility, securitization programs and cash flows from existing operations. The Company is currently facing a severe liquidity problem as a result of (i) the Company's existing covenant defaults and lack of capacity under its revolving credit facility and its inability to finance the acquisition of additional installment contracts through such facility or the now terminated warehouse facility; (ii) the Company's inability to complete a securitization in 1996; and (iii) the delay of payments to the Company under the Company's prior securitization programs as a result of certain covenant violations thereunder. The adequacy of the Company's current cash flows are insufficient to continue to maintain the Company's current operations without curtailing the Company's retail installment contract purchase program. No assurance can be made that the continued lack of capital and cash flows will not have a material adverse effect upon the Company.

  The Company has retained Bear Stearns & Co., Inc. to provide financial advice on financing and strategic alternatives.
Among other things, the Company intends to (i) attempt to negotiate an amendment to the revolving credit facility to waive existing defaults and permit additional borrowings thereunder; (ii) examine the possibility of additional loan sales or a securitization of a portion of the Company's installment contracts; (iii) assess the viability of the issuance of convertible subordinated debentures; and (iv) explore a merger with or the possible sale of the Company or its assets to another company. The Company is also examining the possibility of scaling back its existing operations in an effort to achieve greater liquidity by controlling costs.

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


Results of Operations (dollars in thousands)

Comparison of Three Months Ended September 30, 1995 to Three Months Ended September 30, 1996, and Nine Months Ended September 30, 1995 to Nine Months Ended September 30, 1996

  Interest and fee income on installment contracts and securitizations. Interest and fee income on installment contracts and securitizations represent interest and fee income on owned installment contracts, interest income on the retained subordinated interest in securitized installment contracts and the residual income attributable to excess cash flows on securitizations. This income increased by $126 or 3.0% from $4,268 for the three months ended September 30, 1995 to $4,394 for the three months ended September 30, 1996, but decreased by $1,769, or 15.7%, from $11,285 for the nine months ended September 30, 1995 to $9,516 for the nine months ended September 30, 1996. This increase for the quarter to quarter comparison is primarily due to the 5.9% increase in average principal balance of owned loans from $86,843 in the third quarter of 1995 compared to $91,948 in the third quarter of 1996 and this decrease for the year to year comparison is due to a 13.0% decrease in average balance of owned loans from $70,844 for the nine months ended September 30, 1995 to $61,635 for the same period in 1996 due to the larger size of the securitization entered into during the third and fourth quarters of 1995 (as compared to the 1994 securitization) creating a lower earnings base.

  Interest expense. Interest expense increased by $407 or 34.6%, from $1,178 for the three months ended September 30, 1995 to $1,585 in the comparable quarter of 1996, but decreased by $504 or 14.7% from $3,427 for the nine months ended September 30, 1995 to $2,923 for the nine months ended September 30, 1996. This increase for the quarter to quarter comparison is primarily due to a 29.7% increase in average borrowings from $55,604 for the quarter ended September 30, 1995 to $72,130 for the quarter ended September 30, 1996. This decrease for the year to year comparison is attributable to a 20.1 % decrease in average borrowings from $53,955 for the nine months ended September 30, 1995 to $43,111 for the comparable period in 1996. During the third and fourth quarter of 1995, the Company completed a securitization which resulted in $73.2 million in net proceeds and an initial public offering which resulted in $21.4 million in net proceeds. These net proceeds were used to repay the Company's revolving credit facility which in turn reduced the Company's average borrowings and resultant interest expense. No securitization has been completed in 1996. Reductions in interest expense were partially offset by an increase in commitment fees due under the warehouse facility and the revolving credit facility.

  Provision for possible losses. The provision for possible losses increased by $6,838 from $171 for the three months ended September 30, 1995 to $7,009 for the three months ended September 30, 1996, and by $6,903 from $687 for the nine months ended September 30, 1995 to $7,590 for the nine months ended September 30, 1996. The Company increased its allowance for possible losses by $6,569, or 410.0%, from $1,602 at December 31, 1995 to $8,171 at September
30, 1996. The allowance for possible losses represented 1.8% and 5.8% of the average net managed portfolio at September 30, 1995 and September 30, 1996, respectively. This significant increase is substantially the result of the Company's rising delinquency and loss rates on installment contracts. The allowance is intended to cover losses on owned installment contracts as well as securitized installment contracts after taking into account loss reserves and other amounts available at MS Casualty. For further information, see the discussion at "Installment Contract Loss Experience".

  Insurance commissions. Insurance commissions represent commission and fee income earned on insurance and other ancillary products sold by the branch offices. This income increased by $22 or 5.3%, from $416 for the three months ended September 30, 1995 to $438 for the same period ending September
30, 1996 and decreased by $227 or 16.0% from $1,420 for the nine months ending September 30, 1995 to $1,193 for the nine months ending September 30, 1996. This increase in the quarter amounts is attributable to the 4.9% dollar volume increase in installment contracts originated by the Company's branch offices comparing the three months ended September 30, 1995 to the three months ended September 30, 1996. This decrease in the year to date amounts is primarily due to the Company's decision during mid-1995 to discontinue offering GAP insurance which is a guaranteed asset protection product and the Company's commencement of the regional marketing program in late 1995. Under the regional marketing program, the dealer retains any commission from the sale of ancillary products.

  Service fee income. Service fee income represents amounts received by the Company to collect and administer installment contracts previously sold into securitizations. These fees increased by $133, or 28.8%, from $462 for the quarter ended September 30, 1995 to $595 for the quarter ended September 30, 1996 and by $1,080 or 98.2% from $1,100 for the nine months ended September 30, 1995 to $2,180 for the nine months ended September 30, 1996. This increase was primarily due to a 27.4% increase in the average balance of securitized installment contracts being serviced by the Company comparing the averages for the quarter ending September 30, 1995 and September 30, 1996 and 94.7% for the comparison of the averages for the nine months ended September 30, 1995 and 1996.

  Gains on securitizations. During the quarter ended September 30, 1995, the Company completed a securitization with total installment contracts sold of $73,636. The gain on securitization for that period was $5,402. The Company did not enter into a securitization for the quarter or for the nine months ended September 30, 1996, resulting in no gain on securitization for that period. For further information, see the discussion at "Liquidity and Capital Resources-Securitization Programs".

  Other income. Other income is primarily comprised of miscellaneous fee income generated by the branch offices. Other income decreased by $24, or 12.9%, from $186 for the quarter ended September 30, 1995 to $162 for the quarter ended September 30, 1996 and by $120 or 16.3% from $737 for the nine months ended September 30, 1995 to $617 for the nine months ended September 30, 1996. This decrease is due to a reduction in title fee income and other miscellaneous income.

  Operating expenses. Operating expenses increased by $862 or 34.2% from $2,523 for the quarter ended September 30, 1995 to $3,385 for the quarter ended September 30, 1996 and by $3,003 or 44.4% from $6,771 for the nine months ended September 30, 1995 to $9,774 for the nine months ended September 30, 1996 partially due to increased personnel and other expenses associated with higher contract origination volume as well as increased customer service efforts related to the increase in total accounts serviced. The Company is in the process of expanding the customer service department with the opening of another customer service center in Mobile, Alabama. This has added to the yearly expenses with startup costs and personnel. In addition, during the year the Company has incurred ongoing legal fees. For further reference see discussion at "Legal Proceedings". Also, the Company has incurred additional accounting fees and other costs associated with being a public company.

 Net income. As a result of the factors discussed above, net income decreased by $8,292 from $4,306 for the quarter ended September 30, 1995 to a loss of $3,986 for the quarter ended September 30, 1996 and by $9,888 from $5,683 for the nine months ended September 30, 1995 to a loss of $4,205 for the comparable period in 1996.



Installment Contract Loss Experience

  On all installment contracts with a purchase date on or prior to June 30, 1996, dealers purchased repossession loss insurance from MS Casualty, an insurance company rated A- by A.M. Best & Co. MS Casualty retains such premiums as reserves and is obligated to pay the Company up to $7,000 per vehicle upon repossession of the financed vehicle for claims made under the policies; provided, however, that MS Casualty's aggregate liability for all repossession losses during any policy year may not exceed the product of $600 and the number of automobiles contracted during that policy year. Effective July 1, 1996, the Company began purchasing contracts net of a discount. Accordingly, the Company will be bearing all the risks of loss on installment contracts originated subsequent to July 1, 1996. Through the third quarter of 1996 the Company has experienced increased delinquency, losses and repossessions, as shown in the following credit loss/repossession experience and delinquency tables. Also, as delinquency has increased the Company has extended a larger number of contracts. As a result of higher losses and delinquencies, the Company substantially increased its allowance for possible losses during the third quarter.

  The Company regularly reviews the adequacy of its allowance for possible losses on installment contracts. This allowance is set at a level considered to be adequate to cover the expected future losses on the existing installment contract portfolio after taking into account reserves and available loss limits of MS Casualty for outstanding contracts. Increases in the allowance are primarily based on the level of installment contracts, increases in delinquency trends, historical loss experience and, to a lesser extent, current economic conditions, operating practices and other factors which management deems relevant.

  The Company's charge-off policy is based on a contract-by-contract review of delinquent installment contracts. The Company generally charges off an installment contract at the time the collateral is repossessed and sold at auction, although certain installment contracts may be charged-off sooner if management determines them to be uncollectible.

   The following table summarizes the Company's installment contract and repossession loss experience:

                           		     Credit Loss/Repossession Experience (1)
 			                                     	Nine Months  	Nine Months
	                                 	          Ended        	Ended
                                          		09/30/95     	09/30/96
                                            (dollars in thousands)

Average Gross Managed Portfolio		          $ 135,647    	$ 181,785
Average month-end number of
  Installment Contracts                      	13,315       	16,965
Repossessions as a percentage of
  average month-end number of
  Installment Contracts outstanding	          	11.6%        	14.5%

Gross Charge-offs (2)                    		$   4,346     $   9,569
Recoveries (3)	                                 	313          	275
Claim Payments from MS Casualty (4)		          2,867        	8,273

Net Charge-offs (5)		                      $   1,166     $   1,021

Annualized Net Charge-offs as a percentage
of average Gross Managed Portfolio
outstanding	                                  	1.1 %        	0.7 %




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



                               Delinquency Experience

                         	September 1995	  September 1996

                         Number             Number
                          	of                 of
	                       Contracts  Amount	 Contracts  Amount
                              (dollars in thousands)

Managed Portfolio	      13,774     $143,057   18,951   $218,524

Period of
  delinquency
   31-60 days	             677        7,194    1,566     17,550
   61 days or more 	       505        5,884    1,847     21,716

Total
  delinquencies	         1,182     $ 13,078    3,413   $ 39,266


Total
  delinquencies
  as a percent of the
  Managed Portfolio       8.6%         9.1%    18.0%      18.0%




  Delinquent contracts and gross charge-offs have been increasing throughout 1996. While the Company has been working diligently to reduce those trends, turnover in the customer service department management and staff personnel have impeded the Company's ability to rehabilitate delinquent loans and thus have resulted in higher delinquencies, repossessions and charge-offs. Also Management believes there has been a general deterioration in the credit quality for the "B" and "C" grade consumers as is evidenced by national trends in delinquencies for non-prime consumers.

  The Company has taken numerous steps to improve its delinquency ratios and charge-offs. During 1996, the Company adopted a new, more stringent credit scoring system and tightened its credit standards. During the third quarter of 1996, Company management reorganized certain functional areas and reassigned responsibilities to place more emphasis on collection efforts. During October 1996, the Company opened a second customer service office in Mobile, Alabama. Management believes this customer service office will allow the Company to hire more experienced personnel. Further, as a result of the loss per automobile increasing, the Company tightened its lending criteria to reduce the acceptable mileage level on used cars.

  Management believes that these steps will improve the long-term quality of the managed loan portfolio; however, in the near term, additional substantial increases to the allowance for possible losses may be necessary to reflect further deterioration in the loan portfolio.


                      PART II - OTHER INFORMATION

   Item 1.	Legal Proceedings

  On June 23, 1995, the Company was named as a defendant in a lawsuit filed by James Des Rochers and Rita Horsak in the District Court of Harris County,
Texas which proceedings the plaintiffs seek to have certified as a class action. In their complaint, the plaintiffs allege, among other things, that
(i) the Company required each plaintiff to purchase one or more ancillary products from or through the Company as a condition to purchasing such plaintiff's installment contract in violation of the Texas Credit Code, which they contend renders the Company's charges for the ancillary products illegal finance and/or unauthorized charges, (ii) the GAP product offered by the Company in Texas was not authorized under the Texas Credit Code, which they contend renders the Company's charges for such GAP product illegal finance and/or unauthorized charges and (iii) the Company's method of selling and financing the ancillary products constitute unlawful acts or practices under the Texas Deceptive Trade Practices-Consumer Protection Act. The plaintiffs seek unspecified actual, statutory and exemplary damages, cancellation of finance charges under their installment contracts, recovery of finance charges previously paid, prejudgment and post judgment interest and attorney's fees.
In fourteen other lawsuits filed by persons represented by the same counsel on or after such time, but who do not seek class action certification, the Company denies any liability or fault with respect to the allegations, intends to vigorously defend the actions, and has substantial defense to these claims. There can be no assurance, however, that an adverse decision in such actions would not have a material adverse effect on the Company's financial position or results of operations.

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

                 The Company is currently a party to the Revolving Credit
                 Facility which was renewed and extended on May 1, 1996.
              			Currently, the Company is in violation of covenants relating
              			to the Company's interest coverage ratio and
                 minimum tangible net worth requirement.

      Item 4.   	Submission of Matters to a Vote of Security Holders

                 Not applicable

      Item 5.	   Other Information

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


    MS FINANCIAL, INC.



November 14, 1996                       	By: /s/Philip J. Hubbuch, Jr.
                                         Philip J. Hubbuch, Jr.
                                         Vice Chairman and Chief Executive
                                         Officer



November 14, 1996                       	By: /s/Vann R. Martin
                                         Vann R. Martin
                                         President and Chief Operating Officer



November 14, 1996 	                      By: /s/R. Dale Miller
                                         R. Dale Miller
                                         Controller and Principal Accounting
                                         Officer

                             	EXHIBIT INDEX

Exhibit
Number 	   Description of Exhibit

3.1.1*	    --Amended and Restated Certificate of Incorporation of the
             Company dated December 15, 1993.
3.1.2*	    --Form of Second Amended and Restated Certificate of Incorporation.
3.2.1*	    --Bylaws of the Company.
3.2.2*	    --Form of Amended and Restated Bylaws of the Company.
4.1****	   --Form of Common Stock Certificate
10.1*	     --Third Amended and Restated Revolving Loan Agreement (the
             "Revolving Credit Facility") dated as of April 1, 1995 among
        		   National Westminster Bank, N.A. ("NatWest Bank"), as agent,
         		  the banks signatories thereto and the Company.
10.1.1#	   --Fourth Amended and Restated Revolving Loan Agreement dated
        			  as of May 1, 1996 among NatWest Bank, N.A., as agent, the
        			  banks signatories thereto and the Company.
10.2*	     --Form of Consent dated April __, 1995 of NatWest, as agent, and the banks signatories to the Revolving Credit Facility.
10.3**	    --Amended and Restated Security Agreement dated as of June 15,
        			  1994 between the Company and NatWest Bank, as agent.
10.4**	    --Amended and Restated Pledge Agreement dated as of June 15,
             1994 between NatWest Bank and the Company.
10.5*      --Receivables Purchase Agreement and Assignment dated as of
     		   	  April 1, 1995 among the Company, MS Auto Receivables Company
       			  ("MARCO") and MS Auto Credit, Inc. ("MS Auto").
10.6*     	--Repurchase Agreement dated as of April 1, 1995 among
        			  Telluride Funding Corp. ("Telluride") and MARCO.
10.7*     	--Servicing Agreement dated as of April 1, 1995 among the
             Company, Telluride, MARCO, MS Auto, Black Diamond Advisers, Inc.
             and Norwest Bank Minnesota, National Association ("Norwest").
10.8*	     --Security Agreement dated as of April 1, 1995 among the
             Company, MS Auto, MARCO, Telluride, Financial Security
             Assurance Inc. ("FSA") and Norwest.
10.9*	     --Custodian Agreement dated as of April 1, 1995 among the
             Company, MS Auto, Norwest, Telluride, MARCO and FSA.
10.10*	    --Registration Rights Agreement dated January 3, 1994 among the Company, MSFS and GTCR IV.
10.11*	    --Stockholders Agreement dated January 3, 1994 among the
             Company, MSFS and GTCR IV.
10.12**	   --Form of Employees' Stock Purchase Plan.
10.13**	   --Form of Directors' Stock Option Plan.
10.14.1*	  --Employees' Equity Incentive Plan dated December 15, 1993.
10.14.2**	 --Form of Amended and Restated Employee's Equity Incentive Plan.
10.15*	    --Form of Indemnification Agreement.
10.16*	    --Consultant Agreement dated as of January 1, 1994 between the
             Company and Harold Hogue.
10.17*	    --Non-Qualified Stock Option Agreement with Harold Hogue dated
             January 3, 1994.
10.18*	    --Experience Refund Agreement dated December 15, 1993 between
             MS Life and the Company.
10.19*	    --Experience Refund Agreement dated December 15, 1993 between
             MS Casualty and the Company.
10.20*	    --Experience Refund Agreement dated December 15, 1993 between
             MS Casualty, NatWest Bank and the Company.
10.21*	    --Managing General Agency Agreement dated January 1, 1994
             between MS Casualty and the Company.
10.22*	    --Office Building Sublease Agreement dated January 1, 1994 between MS Diversified, Inc.("MSD") and the Company.
10.23*	    --Tax Indemnification Agreement dated as of November 30, 1993 among MSD, MS Financial Services, Inc. ("MSFS") and the
             Company.
10.24*	    --Agreement for Purchase and Sale of Assets and Assumption of
        			  Liabilities dated November 15, 1993 between MSFS and the Company.
10.25**	   --Purchase Agreement dated as of September 1, 1994 between the
        			  Company and MARCO.
10.26**   	--Pooling and Servicing Agreement dated as of September 1, 1994
        			  among MARCO, the Company and Norwest.
10.27**   	--Servicing Assumption Agreement dated as of September 1, 1994 between the Company and Norwest.
10.28**	   --Letter Agreement dated September 14, 1994 among the Company,
         		  MARCO, Norwest and FSA.
10.29**	   --Insurance and Indemnity Agreement dated as of September 14,
        			  1994 among FSA, MARCO and the Company.
10.30**	   --Indemnification Agreement dated as of September 14, 1994
        			  among FSA, MARCO, the Company and Kidder, Peabody & Co.
        			  Incorporated.
10.31**	   --Financial Guaranty Insurance Policy No. 50316-N dated
        			  September 14, 1994 from FSA.
10.32**   	--Letter Agreement dated September 14, 1994 among FSA, MARCO
        			  and the Company.
10.33*	    --Second Amended and Restated Stock Pledge Agreement dated as
        			  of April 1, 1995 between MSFS, FSA and Norwest.
10.34*	    --Spread Account Agreement dated as of April 11, 1995 among
         			 MARCO, FSA and Norwest and related warehouse series supplement.
10.35**	   --Pooling and Servicing Agreement dated as of September 1, 1993
        			  among MARCO, MSFS and Norwest.
10.36**   	--Purchase Agreement dated as of September 1, 1993 between MSFS, and MARCO.
10.37**	   --Financial Guaranty Insurance Policy No. 50264-N dated September
             28, 1993.
10.38**	   --Insurance and Indemnity Agreement dated as of September 28,
        			  1993, among FSA, MARCO and MSFS.
10.39**	   --Indemnification Agreement dated as of September 28, 1993
        			  among FSA, MARCO, MSFS and Bear Stearns & Co. Inc.
10.40**	   --Letter Agreement dated September 28, 1993 among MSFS, MARCO
        			  and FSA.
10.41**	   --Amended and Restated Stock Pledge Agreement dated as of
         		  September 28, 1993 among MSFS, MARCO, FSA and Norwest.
10.42**	   --Pledge and Security Agreement dated September 28, 1993 among
        			  MARCO, FSA and Norwest.
10.43**	   --Letter Agreement dated September 28, 1993 among MARCO, MSFS,
        			  Norwest and FSA.
10.44*	    --Insurance and Indemnity Agreement dated as of April 1, 1995, among FSA, MARCO, the Company and Telluride.
10.45.1*	  --Management Agreement dated January 1, 1994 among the
             Company, MSB and Philip J. Hubbuch, Jr. ("Hubbuch").
10.45.2**	 --Form of Amended and Restated Management Agreement dated July
        			  21, 1995 among the Company, MSB and Hubbuch.
10.46.1*	  --Management Agreement dated February 15, 1994 among the
         			 Company, MS Byrider, Inc. ("MSB") and E. Peter Healey ("Healey").
10.46.2**	 --Form of Amended and Restated Management Agreement dated July
        			  21, 1995 among the Company, MSB and Healey.
10.47.1*	  --Management Agreement dated January 1, 1994 between the
             Company and Vann R. Martin ("Martin").
10.47.2**	 --Form of Amended and Restated Management Agreement dated July
        			  21, 1995 between the Company and Martin.
10.48*	    --Option Agreement with Hubbuch dated January 3, 1994.
10.49*	    --Option Agreement with Healey dated February 15, 1994.
10.50*	    --Option Agreement with Martin dated January 3, 1994.
10.51*	    --Equity Purchase Agreement dated January 3, 1994 among the
             Company, MSFS and GTCR IV.
10.52**	   --Premium Letter dated April 20, 1995 among the Company, MARCO
         		  and FSA.
10.53***	  --Conversion Agreement among the Company, GTCR IV, MSD and MSFS.
10.54*****	--Purchase Agreement dated as of September 1, 1995, among the
         		  Company and MARCO.
10.55*****	--Pooling and Servicing Agreement dated as of September 1, 1995
        			  among MARCO, the Company, and LaSalle National Bank.
10.56*****	--Servicing Assumption Agreement dated as of September 1, 1995
        			  between the Company and LaSalle National Bank.
10.57***** --Insurance and Indemnity Agreement dated as of September 1,
 			         1995 among FSA, MARCO and the Company.
10.58*****	--Indemnification Agreement dated as of September 1, 1995 among
        			  FSA, MARCO, the Company and Bear Stearns & Co., Inc.
10.59*****	--Financial Guaranty Insurance Policy No.50395-N dated
        			  September 21, 1995 from FSA.
10.60*****	--Letter Agreement dated September 21, 1995 among FSA, MARCO
        			  and the Company.
11^	       --Computation of earnings per share.

_______________
*	    Incorporated herein by reference from the Registration Statement dated
      May 30, 1995.
**	   Incorporated herein by reference from the Amendment No. 1 to the
      Registration Statement dated June 16, 1995.
***	  Incorporated herein by reference from the Amendment No. 2 to the
      Registration Statement dated July 13, 1995.
****	 Incorporated herein by reference from the Amendment No. 3 to the
      Registration Statement dated July 21, 1995.
***** Incorporated herein by reference from the 1995 10-K dated April 1, 1996.
#	    Incorporated herein by reference from the 10Q dated May 3, 1996.
^     Filed herewith.