Form 10-K
period 1996-12-31
MS FINANCIAL INC
filed 1997-03-21
CIK 946014

================================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                               ----------------

                                  FORM 10-K

                               ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (Fee Required)

                 For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (No Fee Required)

                   For the transition period from        to
                                                  ------    ------

                      Commission file Number     0-26474

                              MS FINANCIAL, INC.
            (Exact Name of Registrant as Specified in its Charter)

           Delaware                                      64-0835847
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

715 S. Pear Orchard Road, Suite 300,                        39157
     Ridgeland, Mississippi                               (Zip Code)
(Address of principal executive offices)

      Registrant's Telephone Number Including Area Code: (601) 978-6737

                               ----------------

      Securities Registered Pursuant to Section 12(b) of the Act:  None

         Securities Registered Pursuant to Section 12(g) of the Act:
                        Common Stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               X   Yes       No
                             -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registration's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K  [   ]

The aggregate market value of the Registrant's voting Common Stock (based on the closing price of such shares on the Nasdaq National Market on February 28, 1997) held by non-affiliates was approximately $ 3,824,771. Common Stock held by each officer and director and each person who owns 5% or more of the outstanding Common Stock has been excluded in that such persons may be deemed affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

On February 28, 1997, the following number of shares of the Company's capital stock were outstanding:

                          Common Stock    10,429,926

================================================================================

                                     PART I

Item 1.  Business ......................................................................................        3
Item 2.  Properties.....................................................................................       11
Item 3.  Legal Proceedings .............................................................................       11
Item 4.  Submission of Matters to a Vote of Security Holders............................................       12

                                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters .........................       12
Item 6.  Selected Financial Data .......................................................................       13
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations .........       15
Item 8.  Financial Statements and Supplementary Data ...................................................       32
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..........       32


                                                 PART III

Item 10. Directors and Executive Officers of the Registrant ............................................       33
Item 11. Executive Compensation ........................................................................       38
Item 12. Security Ownership of Certain Beneficial Owners and Management ................................       47
Item 13. Certain Relationships and Related Transactions ................................................       48

                                                 PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..............................       50

                                     PART I


ITEM 1.  BUSINESS


GENERAL

         MS Financial, Inc. (the "Company") is a specialized consumer finance company engaged in the purchase, securitization and servicing of retail installment contracts ("Installment Contracts") originated principally by manufacturer-franchised dealerships ("Franchise Dealer") which sell new and used automobiles and light duty trucks to borrowers with limited credit history, low income or past credit problems ("Non-prime Consumer"). The Company also generates revenues from commissions on the sale of credit life insurance, credit accident and health insurance, and extended service or warranty contracts ("Ancillary Products").

         The Company commenced operations in 1984 and achieved significant growth until the third quarter of 1996, reaching a maximum of 23 branch offices in 11 states and 10 regional marketing programs in 8 states. At September 30, 1996, the Company's dealer network consisted of 1,071 dealers in 14 states, and the Company's net portfolio of managed Installment Contracts was $163.8 million.

         During 1996, the percentage of the Company's delinquent receivables increased dramatically to 18.0% at September 30, 1996. This resulted in the Company's inability to maintain acceptable sources of credit necessary for normal business operations. Since October 1, 1996, the Company's sources of liquidity have not been adequate to allow the Company to purchase any significant number of Installment Contracts. (See the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations")

         On February 7, 1997, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Search Capital Group, Inc. ("Search"). If the merger (the "Merger") contemplated by the Merger Agreement is consummated, the Company will become a wholly-owned subsidiary of Search and the Company's shareholders will become shareholders of Search. Consummation of the Merger is subject to a number of conditions and contingencies, many of which are outside the Company's control. More detailed information about Search and the proposed Merger is contained in Search's registration statement on Form S-4 filed with the Securities and Exchange Commission.


BACKGROUND

         MSDiversified Corporation ("MSD") was founded in 1973 by eight automotive dealers to provide administrative and financial services to automobile dealerships and to provide such dealers with Ancillary Products through its wholly owned subsidiaries, principally MS Life Insurance Company ("MS Life"), a Mississippi life insurance company, and MS Casualty Insurance Company

("MS Casualty"), a Mississippi casualty insurance company that is rated "A-" by A.M. Best & Co. In 1984, First Jackson Savings Bank, F.S.B., a savings and loan association then owned by MSD, established an automotive financing program focusing on Non-prime Consumers, which was transferred in 1989 to MS Financial Services, Inc. ("MSFS"), a Mississippi corporation wholly owned by MSD. In September 1993, the Company was created as a wholly-owned subsidiary of MSFS. As part of a corporate reorganization, all of the assets of MSFS were transferred to the Company in November 1993. In January 1994, MSFS sold 50% of the capital stock of the Company to Golder, Thoma, Cressey, Rauner Fund IV,
L.P. ("GTCR IV"),   a Chicago-based private equity fund.  On July 21, 1995, the
Company issued 2,000,000 new shares in an initial public offering. At that time, together with the exercise of an over allotment option granted to the underwriters, GTCR IV sold a combined 760,000 shares to the public. As of December 31, 1996, the Company was owned 41.4% by MSD and 35.7% by GTCR IV. The remaining 22.9% was held by public investors.



THE AUTOMOTIVE FINANCE INDUSTRY

         The automobile finance industry is the second largest consumer finance market in the United States. The overall industry is generally segmented according to type of car sold (new vs. used) and the credit characteristics of the borrower. The vast majority of the automobile financing that is being provided by large captive finance companies and banks tends to be for new cars purchased by prime consumers. Independent finance companies tend primarily to finance the purchase of used cars by Non-prime Consumers.

         The Non-prime Consumer credit segment of the automotive finance market is comprised of individuals who are relatively high credit risks and who have limited access to traditional financing sources, generally due to such factors as unfavorable past credit experience, low income or limited financial resources and/or the absence or limited extent of credit history.



BUSINESS STRATEGY

         Prior to 1996, the Company believed it had implemented a successful business strategy based on its (i) understanding of the automotive finance business, (ii) substantial experience with Franchise Dealers' Non-prime Consumer financing requirements, (iii) ability to evaluate credit risks associated with the Non-prime Consumer market, and (iv) methods of receivables' servicing and collection. The principal components of this business strategy included (i) developing and retaining experienced management personnel, (ii) developing and expanding its branch office network around a cluster of urban centers, (iii) utilizing centralized credit functions and advanced management information systems, (iv) developing strong dealer relationships, and (v) providing economical and flexible financing structures.

         The Company believes it can identify some of the reasons for the increase in delinquencies and losses that occurred beginning in late 1995 and continued throughout 1996.

         Some portion of the increase appears to be attributable to macroeconomic factors which affected the non-prime market generally. The Company also believes that the decline in the quality of its owned and managed portfolio was, in part, attributable to increased competition in the non-prime market which resulted in the Company being pressed into the lower end of the range of acceptable credit criteria. Finally, the Company experienced management and turnover problems in its collection/customer service department during 1996 which caused the Company's collection efforts to be less effective than in past years.

         The Company intends to operate within the current confines of available credit facilities until a Merger can be consummated with Search. The time period for completion of the Merger is projected to be in May, 1997. After the Merger is consummated, Search would assume the role of determining the Company's future business strategy.


INSTALLMENT CONTRACTS ACQUISITION PROGRAM


         Along with a number of other Non-prime Consumer Lenders, the Company experienced a dramatic increase in delinquencies on Installment Contracts in 1996 which ultimately resulted in a devaluation of its owned and managed portfolio and a loss of customary financing sources. Since early October, 1996, the Company's financing sources have not been adequate to continue normal business operations. For further discussion see "Installment Contract Delinquency Experience" and "Installment Contract Loss Experience".

         Historically, the Company has marketed its services through three programs: the branch network, the central marketing program, and the regional marketing program. The Company does not consider its credit risk to be substantially different between the respective programs.


         BRANCH NETWORK. The branch program reached a high of 23 offices during 1996. After closing 12 offices during 1996, the Company currently maintains 11 branch offices divided into two regional divisions (East and West) located in five states.

          The branch offices allow Company personnel to provide localized services to dealers in their market areas. Branch office personnel concentrate on establishing and improving dealer relationships, generating additional Installment Contract applications and selling Ancillary Products to the consumers obligated on Installment Contracts the Company acquires.

         The following table sets forth the locations of the Company's branch offices as of December 31, 1996:

                BRANCH OFFICE LOCATIONS (BY REGIONAL DIVISION)
                ----------------------------------------------
                EAST                        WEST
                ----                        ----
                Atlanta, GA                 Houston, TX (North)
                Nashville, TN               Houston, TX (South)
                Memphis, TN                 Dallas, TX
                Charlotte, NC               Tulsa, OK
                Winston-Salem, NC           Oklahoma City, OK
                                            Duncanville, TX



         CENTRAL MARKETING PROGRAM. The Company also purchases Installment Contracts from its Ridgeland, Mississippi office on an indirect basis from dealers. These are typically dealers who have done business with other MSD affiliates, some since the inception of MSD, and with whom the Company first began its non-prime lending business in 1984. In the central marketing program, the dealers fax a loan application to the Company's headquarters. Any required negotiations to improve credit terms prior to funding an Installment Contract takes place directly between the Company's underwriting personnel and personnel at the dealership. If acceptable terms can be reached, the contract is closed at the dealership by the dealer personnel. To the extent any Ancillary Products are sold, the dealer retains any commission income.

         REGIONAL MARKETING PROGRAM. Beginning in November, 1995, the Company converted four of its branches into regional marketing programs. These programs were chosen in areas where the Company believed it was not economical to operate a branch office either because of the competitive environment or due to geographic limitations or both. The program consists of a sales representative establishing relationships with dealers located in their market areas and purchasing Installment Contracts on an indirect basis. This is similar to the central marketing program in that the dealers close the contract and sell the Ancillary Products to the customers. By allowing the dealers to retain the commission on the sale of any Ancillary Products, the Company believes that it is making the contract offering more competitive to the dealer (vis-a-vis other programs competing for the dealer's funding) without impairing the creditworthiness of the deal. Also, the Company's sales representatives do not negotiate the the contracts or have any contact with the customer. This program allows the regional marketing representative to cover a larger geographic area since the customer does not come into the branch office to close the contract.

         During 1996, the Company closed 9 regional offices, and at December 31, 1996 had its only regional office located in Raleigh, NC.

         Branch office personnel also establish relationships with dealers beyond their normal range of operations and offer the regional marketing program to these dealers.

         STRATEGIC ALLIANCES. The Company primarily markets its financing program to Franchise Dealers because it believes that the quality and value of used cars sold by Franchise Dealers are generally higher than those sold by independent dealers. Except for one dealer partially owned by a director of the Company that generated approximately 5.8 % of the Company's Installment Contracts outstanding as of December 31, 1996, no dealer accounted for more than 2.7 % of the Company's total number of Installment Contracts. For the years ended December 31, 1994, 1995 and 1996, the Company had 632, 781 and 1,059 active dealers, respectively.

         Each dealer with which the Company establishes a financing relationship enters into a non-exclusive written dealer agreement with the Company (a "Dealer Agreement") governing the Company's purchases of Installment Contracts from such dealer. The Dealer Agreement sets forth the general terms upon which Installment Contracts will be purchased by the Company, but does not obligate the dealer to sell, or the Company to purchase, any particular Installment Contract. The Company monitors the performance of Installment Contracts purchased from each dealer to identify and take corrective actions against adverse trends in loss ratios with respect to such dealers.





                                              AS OF DECEMBER 31,
                                      ---------------------------------

NUMBER OF ACTIVE DEALERS BY STATE     1994        1995         1996 (1)
---------------------------------     ----        ----         ----
Alabama ..........................       8          11           12
Georgia ..........................      96          93          113
Indiana ..........................       2          22           39
Kentucky .........................      14          21           29
Mississippi ......................      82          74           93
North Carolina ...................      59          90          140
Ohio .............................      18          45           70
Oklahoma .........................      51          75          115
Tennessee ........................      86          96          119
Texas ............................     193         228          284
Virginia .........................       9          22           25
Other ............................      14           4           20
                                       ---         ---        -----
       Total .....................     632         781        1,059
                                       ===         ===        =====


      (1) The Company has been unable to purchase any significant number of Installment Contracts since October 1, 1996.

         REPOSSESSION LOSS INSURANCE. Prior to July 1, 1996, the Company insured against a portion of the losses on its Installment Contracts with a repossession loss policy underwritten by MS Casualty Insurance Company, a subsidiary of MSD. Under that program, at the time of financing the dealer paid MS Casualty a premium for an insurance policy covering default losses. When an insured vehicle is repossessed, any credit loss of up to $7,000 per vehicle is covered by MS Casualty and, subject to any loss deductible applied by the Company, paid with respect to the Installment Contract. The total liability of MS Casualty for all repossession losses with respect to each policy year could not, however, exceed the product of $600 times the number of repossession loss policies purchased through the Company during such policy year. In addition, the Company was eligible for an experience refund that allowed the Company to recapture any profits from positive underwriting experience after paying an administrative fee on the repossession policies. The Company earned no experience refund in 1995 or 1996. As of July 1, 1996, the Company discontinued the repossession loan program and, instead, reduced the purchase price paid dealers for Installment Contracts.

         CREDIT EVALUATION PROCEDURES. The Company applies uniform underwriting standards in purchasing Installment Contracts. These standards have been developed and refined over several Installment Contract cycles (i.e., where the Company has experienced the full maturities of several generations of 48-month Installment Contracts) during the Company's 13 year history. The two most important criteria used in evaluating an Installment Contract are the degree of the applicant's creditworthiness and the collateral value of the vehicle.

         The Company believes that the decline in the quality of its owned and managed portfolio was, in part attributable to increased competition in the subprime market which resulted in the Company being pressed into the lower end of the range of acceptable credit criteria. In October, 1996 the Company tightened its credit standards. At this point, the Company does not have adequate data to determine whether Installment Contracts purchased since October, 1996 will perform significantly better than the Installment Contracts purchased prior to that date.

         APPROVAL PROCESS. After the Company completes its credit analysis, it advises the dealer of its decision to reject or conditionally approve the Installment Contract. Turnaround time in the automotive finance business is a significant competitive factor, and the Company typically completes its initial credit decision in an average of 1 1/2 hours. Substantially all approved credit applications are approved "conditionally," pursuant to which the Company's acceptance is subject to the consumer and the dealer agreeing on certain provisions.

         ANCILLARY PRODUCTS. Prior to the Company's acquisition of an Installment Contract, the dealer and/or the Company's branch office personnel may also offer Ancillary Products to the consumer. The Company acts as an agent for MS Life and MS Casualty in connection with the sale of many of the Ancillary Products and receives a commission on the sale of all such products sold through its branch offices. The Company does not receive commissions on the sale of any Ancillary Products in either the central or regional marketing programs. During 1996, the Company's total earned revenues from the sale of Ancillary Products were $1.3 million, or 6.4% of total revenues as compared to 1995 amounts of $1.8 million, or 7.5% of total revenues.

         INSTALLMENT CONTRACT PURCHASES. Once the terms of the financing are agreed upon, the financing documents are approved by the Company's home office. The dealer then delivers all documentation required under the Dealer Agreement to the Company, including proof of title indicating the Company's lien, an odometer statement confirming the vehicle's mileage and proof that the automobile is insured with the Company designated as loss payee. When the Company has received the final credit and other documents from the dealer and the premium on the repossession loss insurance policy has been paid, the Company remits funds to the dealer.

         Pursuant to the Merger Agreement, the Company agreed to begin purchasing Installment Contracts which satisfy Search's underwriting criteria or are otherwise approved by Search. For further information regarding the Merger, see "Liquidity and Capital Resources-Revolving Credit Facility".

CONTRACT PROFILE

         During the years ended 1994, 1995 and 1996, the Company purchased 6,463, 8,768, and 10,352 Installment Contracts, respectively, with principal balances of $65.4 million, $87.0 million, and $110.8 million, respectively. Of the $110.8 million purchased in 1996, $99.9 million were purchased during the first nine months of the year. As of December 31, 1996, the average unpaid principal balance per contract was $7,870 and the average initial principal balance was $10,539. The initial contract term ranged from 12 to 60 months, and the average initial term was 49 months for all loans outstanding at December 31, 1996. The annual percentage rate ("APR") paid by consumers for contracts originated in 1996 ranged from 16.0% to 36.0%. The Company's weighted average APR of Installment Contracts purchased in 1996 was 20.7%.


                                                INSTALLMENT CONTRACTS PURCHASED
                                                -------------------------------
                                              1994          1995          1996 (1)
                                              ----          ----          -----
                                                     (dollars in thousands)
New Car Portfolio
         Installment Contracts                1,129            690            904
         Principal amount financed          $15,244        $ 9,208       $ 13,102
         Weighted average initial APR          17.7%          18.2%          18.2%

Used Car Portfolio
         Installment Contracts                5,334          8,078          9,448
         Principal amount financed          $50,184        $77,765       $ 97,726
         Weighted average initial APR          21.4%          21.0%          21.0%

Total Portfolio
         Installment Contracts                6,463          8,768         10,352
         Principal amount financed          $65,428        $86,973       $110,828
         Weighted average initial APR          20.4%          20.7%          20.7%

         (1) The Company has been unable to purchase any significant number of Installment Contracts since October 1, 1996.

CONTRACT SERVICING AND ADMINISTRATION

         The Company's centralized Installment Contract servicing and administration activities have been specifically tailored to servicing loans to Non-prime Consumers. The Company's servicing and administration departments, which are located at its corporate headquarters near Jackson, Mississippi, (i) monitor the Installment Contracts and the related collateral, (ii) account for and post all payments received, (iii) respond to customer inquiries, (iv) take all necessary action to maintain the security interest granted in the financed automobile, (v) investigate delinquencies and communicate with the borrowers to obtain timely payments, (vi) pursue deficiencies on Installment Contracts and
(vii) when necessary, contract with third parties to repossess and dispose of the financed automobile. During 1996, the Company experienced unusually high turnover in its customer service department which contributed to the higher delinquencies and losses experienced during the year. Also, as a result of the=shortage of experienced non-prime customer service representatives in the main office area, the Company opened a customer service center in Mobile, Alabama in November, 1996 to support the main office collection efforts.


COMPETITION

         The non-prime credit market is highly fragmented, consisting of many national, regional and local competitors, and is characterized by relative ease of entry. Existing and potential competitors include well-established financial institutions, such as banks, savings and loans, small loan companies, leasing companies and captive finance companies owned by automobile manufacturers and others. The Company believes that increased regulatory oversight and capital requirements imposed by market conditions and governmental agencies have limited the activities of many banks and savings and loans in the Non-prime Consumer credit market. The Company also believes that captive finance companies generally focus on new car financing. As a result, the Non-prime Consumer credit market is primarily serviced by smaller finance organizations that solicit business when and as their capital resources permit. The Company estimates, based on available information, that its Managed Portfolio represents less than 1% of the Non-prime Consumer automobile finance market in the United States and believes that no competitor controls more than 2% to 3% of this market.


REGULATION

         The Company's business is subject to regulation and licensing under various federal, state and local statutes and regulations. Numerous federal and state consumer protection laws and related regulations impose substantive disclosure requirements upon lenders and servicers involved in automobile financing. The Company is also subject to various states' insurance regulations in connection with the sale of insurance policies.

         The Company believes that it is in substantial compliance with all applicable material laws and regulations. Adverse changes in the laws or regulations to which the Company's business is subject, or in the interpretation thereof, could have a material adverse effect on the Company's business. Because the Company generally charges the highest finance charges permitted by state law, reductions in statutory maximum rates could directly impair the operating results.

EMPLOYEES

         At December 31, 1996 the Company had 132 full-time employees, none of whom was covered by collective bargaining agreements. Of such employees, 76 were located in the Company's headquarters near Jackson, Mississippi, 21 were located in the Mobile, Alabama customer service center and 35 were located in the Company's branch offices or regional marketing programs. The Company considers its employee relations to be good.


ITEM 2.  PROPERTIES

         The Company's executive offices are located in Ridgeland, Mississippi, immediately north of Jackson, Mississippi, where the Company leases 13,741 square feet from MSD pursuant to a sublease expiring in December 1997. The Company has the option to renew the sublease for up to three additional terms of five years each, at prescribed increasing rates. The Company also leases 3,106 square feet in the adjacent building from an unaffiliated company.

         As of December 31, 1996, the Company maintained 11 branch offices and 1 regional office. Generally, these offices range from 200 to 1,300 square feet, and monthly rental rates for such offices range from $445 to $1,878 per month. The average initial term of such leases is 12-24 months. The Company does not consider the rental cost of its branch and regional marketing offices to be a material component of its overall cost structure.

         In October, 1996, the Company opened a customer service office in Mobile, Alabama, consisting of 4,670 square feet leased for $1,100 per month for the first six months of the lease and for $2,200 per month through the end of September, 1997.

ITEM 3.  LEGAL PROCEEDINGS

         In 1995, the Company was named as a defendant in a number of lawsuits filed in the District Court of Harris County, Texas. In certain of these cases, plaintiffs sought class action certification. In January 1997 the Company entered into a settlement agreement covering the pending cases which require the Company to pay $400,000 prior to July 1, 1997. Another defendant in the case has agreed to pay $25,000 of this $400,000. The terms of the settlement require the Company to release any deficiency claims against the plaintiffs.

         On January 15, 1997, the Company was named as a defendant in a lawsuit filed by Telluride Funding Corp. in the U.S. District Court for the Southern District of New York. In its complaint, Telluride asserts claims for unpaid fees due it in connection with the Company's warehouse line of credit entered into in April, 1995. Plaintiff seeks damages in the amount of $437,500, plus interest, costs and attorney's fees. At this time, the Company is unable to predict the outcome of this litigation, but intends to vigorously defend this proceeding.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.



                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock has been trading on the Nasdaq National Market since July 21, 1995, under the symbol "MSFI". As of February 28, 1997, based upon information provided by record holders, there were approximately 1,200 shareholders of the Company.

         The Company has not paid dividends on its common stock and has no present intention of paying any dividends in the foreseeable future. The current policy of the Company is to retain earnings to provide funds for operations and growth.

         The following table presents the high and low sales prices of the Company's common stock for each quarter of 1996 and 1995 subsequent to the Company's initial public offering.

                                             Price of Common Stock
                                             ---------------------
                                          1995                      1996
                                          ----                      ----
                                     High     Low              High       Low
                                     ----     ---              ----       ---
  First Quarter                                               $7 1/8    $4 3/8
  Second Quarter                                              $7 5/8    $5 7/8
  Third Quarter             $ 13 7/8         $ 11             $6 1/4    $2 5/8
  Fourth Quarter            $ 12 1/2         $  5 3/8         $3 5/8    $  5/8



         Boston EquiServe is the Company's transfer agent and registrar for the common stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data for the Company for the periods indicated. The consolidated financial statements as of December 31, 1995 and 1996, and for each of the years in the three-year period ended December 31, 1996, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the following data.

                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                1992         1993          1994            1995          1996
                                                ----         ----          ----            ----          ----
                                                    (dollars in thousands, except per share data)

INCOME STATEMENT DATA:
Interest and fee income on Installment
   Contracts and securitizations               $6,880       $6,514       $10,008         $12,449      $ 14,909
Other interest income                               2           13             4             100            70
Interest expense                               (2,048)      (1,193)       (2,441)         (3,587)       (5,371)
                                               ------       ------       -------         -------      --------
Net interest income before loss provisions      4,834        5,334         7,571           8,962         9,608
Provision for possible losses on
   Installment Contracts                         (749)        (924)         (685)           (826)      (20,103)
Provision for impairment of amounts
   due under Securitizations                     --           --            --              --          (3,000)
Provision for possible losses on
   repossessed automobiles                       --           --            --              --          (2,800)
                                               ------       ------       -------         -------      --------
Net interest income after loss provisions       4,085        4,410         6,886           8,136       (16,295)
Insurance commissions                             155          667         1,456           1,823         1,329
Gains on securitizations                          633        2,134         2,492           7,072          --
Service fee income                                222          862         1,235           1,951         2,668
Experience refund on insurance policy            --            900           900            --            --
Other income                                      217          349           627             760           753
Operating expenses                             (3,152)      (4,271)       (6,589)         (9,340)      (15,104)
Income tax (expense) benefit                     (748)      (1,890)       (2,622)         (3,901)        4,635
                                               ------       ------       -------         -------      --------
Income from continuing operations               1,412        3,161         4,385           6,501       (22,014)
Income from operations of discontinued
   subsidiary, net of income taxes              1,070         --            --              --            --
                                               ------       ------       -------         -------      --------
Net income (loss)                              $2,482       $3,161       $ 4,385         $ 6,501      $(22,014)
                                               ======       ======        ======          ======      =========

NET INCOME (LOSS) PER SHARE:
From continuing operations                     $ 0.15       $ 0.34       $  0.47         $  0.65      $  (2.11)
From operations of discontinued
   subsidiary, net of income taxes               0.12         --            --              --            --
                                               ------       ------       -------         -------      --------
Net income (loss)                              $ 0.27       $ 0.34       $  0.47         $  0.65      $  (2.11)
                                               ======       ======       =======         =======      ========

Weighted average shares outstanding             9,332        9,332         9,332           9,932        10,433

                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                                1992         1993         1994            1995         1996
                                                ----         ----         ----            ----         ----
                                                       (dollars in thousands, except per share data)
PORTFOLIO DATA:
Number of contracts acquired during
   period (not in thousands)                    2,772        4,546         6,463           8,768        10,352
Principal amount of contracts acquired
   during period                              $26,233      $45,172       $65,428        $ 86,973      $110,828

Net Managed Portfolio - end of period         $42,640      $61,009       $88,589        $120,318      $130,371
Net Managed Portfolio - average during
   period                                     $41,577      $52,383       $73,505        $106,309      $142,753

Average principal balance of securitized
   Installment
   Contracts during period                    $ 2,025      $22,887       $35,244        $ 52,590      $ 72,212

Average principal balance of owned loans
   during period                              $30,433      $26,096       $40,117        $ 56,095      $ 72,261

OPERATING DATA:
 Owned Installment Contracts Receivable:
   Average interest rate earned (1) (2)          22.6%        23.0%         21.4%           21.4%         20.5%
   Average interest rate paid (3)                 6.7%         6.5%          8.1%            8.9%         10.2%
                                              -------      -------       -------        --------      --------
   Net interest spread                           15.9%        16.5%         13.3%           12.5%         10.3%
                                              =======      =======        ======         =======       =======
Allowance for possible losses on Installment
   Contracts as a percent of average Net
   Managed Portfolio                              2.1%         2.3%          1.8%            1.5%          7.0%

Operating expenses as a percent of average
   Net Managed Portfolio (2)                      7.6%         8.2%          9.0%            8.8%         10.6%



BALANCE SHEET DATA (AT PERIOD END):
Total assets                                  $28,422      $32,902       $60,222        $ 49,718      $101,435
Notes payable                                  15,111       15,046        36,043              --        75,813
Total liabilities                              17,865       19,184        42,119           4,734        79,681
Stockholders' equity                           10,557       13,718        18,103          44,984        21,754





(1) Average interest rate earned represents net interest and fee income on owned Installment Contracts divided by the average principal balance of owned Installment Contracts.
(2) Averages are computed using monthly balances of owned or managed contracts.
(3) Average interest rate paid represents the interest expense as a percentage of average indebtedness. Average indebtedness is based on the average dollar balance of borrowings outstanding under the revolving credit facility.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


            The following management's discussion and analysis provides information regarding the Company's consolidated financial condition as of December 31, 1995 and 1996, and its results of operations for the years ended December 31, 1994, 1995 and 1996. The management's discussion and analysis should be read in conjunction with the "Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and the notes thereto and the other consolidated financial data. The ratios and the percentages provided below are calculated using the detailed financial information contained in the Company's Consolidated Financial Statements, the notes thereto and the other consolidated financial data included in Item 8 of this 10K.

OVERVIEW

            The Company is a specialized consumer finance company engaged in the purchase, securitization and servicing of Installment Contracts originated by automobile dealers. The Company acquires Installment Contracts principally from Franchise Dealers in connection with their sale of used and new automobiles and light duty trucks to approved Non-prime Consumers. The Company also generates revenue from commissions which it receives from the sale of Ancillary Products sold in conjunction with the Installment Contracts purchased by the Company through its branch offices.

            On February 7, 1997, the Company entered into a merger agreement with Search. If the proposed merger is consummated, the Company will become a wholly-owned subsidiary of Search and the Company's shareholders will become shareholders of Search. For additional information, see Note 3 of the Company's Consolidated Financial Statements.


HISTORICAL DEVELOPMENT AND GROWTH

            From its inception until late 1996, the Company experienced significant growth in its Managed Portfolio, corporate structure and operations. This growth resulted from the development of a branch office network, the regional marketing program and the implementation of a securitization program, and it has been facilitated by the creation of an independent corporate administrative infrastructure.


            BRANCH OFFICE NETWORK.    In 1990,  the Company began expanding its
business by opening branch offices in the Midwest, Southeast and Southwest regions of the United States and servicing unaffiliated dealers in these regions. These branch offices develop and improve relationships with dealers and customers, generate Installment Contract applications and produce commission and fee income through the sale of Ancillary Products. This commission and fee income typically offsets each particular branch office's operating expenses within 12 months of its opening. As a result of the Company's branch office expansion, the volume and number of Installment Contracts in its Managed Portfolio have grown significantly in the last several years. The number of branch offices reached a high of 23 in October, 1996. Due to a lack of production and profitability, and to reduce company overhead , a total of twelve branches were closed during the fourth quarter of 1996. During 1994, 1995 and 1996 under this program, the Company purchased Installment Contracts totalling $40,979, $65,478 and $55,746, respectively.


            CENTRAL MARKETING PROGRAM. In 1984, the Company began purchasing Installment Contracts from affiliated dealers located principally in Mississippi and Tennessee. During 1996, the Company serviced approximately 45 affiliated dealers in Mississippi, Tennessee, and Alabama. During 1994, 1995 and 1996 under this program, the Company purchased Installment Contracts totalling $24,449, $21,130 and $17,120, respectively.


            REGIONAL MARKETING PROGRAM. In 1995, the Company initiated a regional marketing program from four locations. Sales representatives develop relationships with dealers in their market areas to generate Installment Contract applications. Under this program, the contract is closed at the dealership, and the dealer sells any ancillary products and retains the commissions. During 1996, the Company closed 9 regional offices, and at December 31, 1996 had only one remaining office located at Raleigh, N.C. During 1995 and 1996 under this program, the Company purchased Installment Contracts totalling $365 and $37,962, respectively.


            USE OF SECURITIZATIONS. In 1992, the Company began selling interests in pools of its Installment Contracts to investors through the annual issuance of triple-A rated, asset-backed securities ("Securitizations"). These transactions provided a significant source of the Company's funding. Securitizations also allowed the Company to (i) lock in the interest rate spread on the underlying Installment Contracts by obtaining a fixed rate of interest on the Securitization, (ii) record a gain or loss on the sale of the Installment Contracts, (iii) receive residual income attributable to excess cash flows on the Installment Contracts if and when payments on the Installment Contracts are received and (iv) receive income from servicing the Installment Contracts. This residual income and service fee income is included under "Results of Operations," below, under the headings "Interest and fee income on Installment Contracts and Securitizations" and "Service fee income," respectively. The Company's last securitization was closed in September, 1995.


            ADMINISTRATIVE DEVELOPMENT. Prior to 1994, MSD provided most of the Company's executive and administrative services, including its accounting, payroll processing, data processing, human resource management and computer system maintenance and development services. Between 1992 and 1994, MSD began to charge the Company progressively higher administrative and other fees for these services as the Company expanded its operations.

            Beginning in January 1994, many of the individuals who had performed these executive and administrative functions for the Company became full-time employees of the Company. Some services, such as payroll processing, mainframe computer usage and software maintenance and development, however, continued to be performed by MSD under a cost sharing contractual arrangement. As of January 1, 1995, the Company assumed responsibility for its own payroll processing and recruited personnel from MSD's management information systems ("MIS") department to form the Company's own MIS department. All remaining fee arrangements between the Company and MSD were discontinued at this time, other than those relating to the Company's use of MSD's mainframe computer which is expected to continue until at least March, 1998.


            The following table sets forth information with regard to the Company's growth in personnel, branch offices and Installment Contract origination. Also set forth is information regarding portfolio growth, borrowing levels and cost of funds. Because of the Company's liquidity problems discussed below, the Company has been unable to purchase any significant volume of Installment Contracts since October 1, 1996.


                                                              Year ended December 31,
                                                  -------------------------------------------------
                                                  1994                   1995                  1996
                                                  ----                   ----                  ----
Number of Branch  and Regional Offices
   Total at period end                              23                     24                    11
   Average for the period                           17                     23                    21

Company Personnel
   Executive                                         5                      5                     3
   Headquarters operations                          48                     80                    94
   Branch offices                                   58                     54                    35
                                               -------               --------              --------
            Total at period end                    111                    139                   132
Originated Installment Contracts (000's)
   Central marketing program                   $24,449               $ 21,130              $ 17,120
   Branch offices                               40,979                 65,478                55,746
   Regional marketing program                     --                     365                 37,962
                                               -------               --------              --------
                                               $65,428               $ 86,973              $110,828
                                               =======               ========              ========
Net Managed Portfolio (000's)
   Total at period end                         $88,589               $120,318              $130,371
   Average for the period                       73,505                106,309               142,753
Owned installment and other contracts (000's)
   Total at period end                         $48,652               $ 22,398              $ 86,972
   Average for the period                       40,117                 56,095                72,261

Revolving credit facility balances (000's)
   Total at period end                         $36,043                   --                $ 75,813
   Average for the period                      $30,213               $ 40,488              $ 52,653

Average interest rate paid                         8.1%                   8.9%                10.2%

RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)


COMPARISON OF 1995 TO 1996


            INTEREST AND FEE INCOME ON INSTALLMENT CONTRACTS AND SECURITIZATIONS. Interest and fee income on Installment Contracts and Securitizations increased by $2,460, or 19.8%, from $12,449 in 1995 to $14,909
in 1996.   The increase in interest income is primarily due to a 28.8% increase in average owned Installment Contracts outstanding during the year. The increase in owned Installment Contract balances results primarily from a 27.4% increase in the principal balance of Installment Contracts acquired during 1996. Also, the Company was unable to complete a securitization transaction which contributed to the increase in the owned portfolio. These increases were partially offset by a decrease in residual income attributable to excess cash flows on Securitizations which decreased 83.9% from $422 in 1995 to $68 in 1996. This reduction in recognized residual income is primarily the result of reduced cash flow from the Securitizations which in turn was caused primarily by increased delinquencies during the last half of 1995 and throughout 1996 which slowed the excess cash flows from these securitized portfolios. Residual income attributable to excess cash flows on Securitizations is recognized based on actual and expected cash flows and the estimated rate of return on the recorded investment.


            INTEREST EXPENSE. Interest costs increased by $1,784, or 49.7%, from $3,587 in 1995 to $5,371 in 1996. This increase is partially due to a 30.0% increase in average borrowings outstanding under the revolving credit facility. Also, the revolving credit facility was not reduced by proceeds from a securitization transaction during 1996 which resulted in the average amount outstanding under the credit line increasing to $52.7 million in 1996 compared to $40.5 million in 1995. The remainder of the increase relates to an increase in the interest rate on the revolving credit facility for the last two months of 1996 and the other costs associated with restructuring the debt. The revolving credit facility was restructured in December as a result of the Company's rising delinquency and loss rates. During the third quarter of 1995, the Company completed a Securitization which resulted in $73.2 million in proceeds and received an equity infusion through the completion of an initial public offering of $21.4 million. The net proceeds were used to repay the Company's revolving credit facility which in turn reduced the Company's interest cost for the last quarter of 1995.


            PROVISION FOR POSSIBLE LOSSES. Total provision for possible losses on Installment Contracts increased by $19,277 from $826 in 1995 to $20,103 in 1996. The allowance for possible losses on Installment Contracts increased from 1.3% of the Net Managed Portfolio in 1995 to 7.7% in 1996. This significant increase is substantially the result of the Company's rising delinquencies and loss rates on installment contracts and the total utilization of the aggregate loss limits and available reserves at MS Casualty. In addition, at December 31, 1996, management provided an allowance for possible losses on repossessed automobiles of $2.8 million. A valuation allowance was not previously considered necessary because of the Company's insurance arrangement with MS Casualty and the relatively lower level of repossessed automobiles in prior periods. Also, at the end of 1996 the Company recorded a provision for impairment of amounts due under securitizations of $3.0 million. This provision was deemed necessary because deterioration in performance of the Company's loans sold portfolio has dramatically reduced the amount of residual income attributable to excess cash flows expected to be received under the 1995 securitization. For further information, see the discussion at "Installment Contract Loss Experience".


            INSURANCE COMMISSIONS. Insurance commissions decreased by $494, or 27.1%, from $1,823 in 1995 to $1,329 in 1996, primarily as the result of a 14.9% decrease in Installment Contract originations from branch offices. In addition, there has been an increase in the number of repossessions during 1996. At the time of repossession, any unearned commission is used to reduce the carrying balance of the loss account. As a result, there has been a decrease in unearned commission and commission amortized to income during the year. Also, in the fall of 1995, the Company reduced emphasis on selling other Ancillary Products in an effort to make the offerings more favorable to automobile dealers without increasing credit risk to the Company. The Company anticipated that as a percent of total revenue, commission income would decrease since it anticipated that its portfolio growth would come primarily from the regional marketing program, where the Company retains no commission on the sale of Ancillary Products.


            GAINS ON SECURITIZATIONS. During 1996, the Company did not complete a securitization transaction. However, during 1995 the Company completed a $90.0 million securitization which resulted in a net gain on sale of $7.1 million. For further information, see the discussion at "Liquidity and Capital Resources-Securitization Programs".


            SERVICE FEE INCOME. Service fee income increased by $717, or 36.8%, from $1,951 in 1995 to $2,668 in 1996, due primarily to the 37.3%
increase in the average balance of securitized Installment Contracts being serviced by the Company.


            OTHER INCOME. Other income is primarily comprised of miscellaneous fee income generated by the branch offices. Other income decreased by $7, or 1.0%, from $760 in 1995 to $753 in 1996. This decrease is due to a reduction in title fee income and other miscellaneous income.


            OPERATING EXPENSES. Operating expenses increased $5,764, or 61.7%, from $9,340 in 1995 to $15,104 in 1996, partially due to a 24.2% increase in the average number of personnel during the year and other expenses associated with higher contract origination volume. The Company expanded the customer service department by opening a customer service center in Mobile, Alabama, adding to the yearly expenses with startup costs and personnel. In addition, during the year the Company has incurred ongoing legal fees of $1.6 million, a significant portion of which related to defending or
settling lawsuits.   For further reference see discussion at "Legal
Proceedings".   At the end of 1996 the Company accrued the expenses associated with the potential settlement of various lawsuits in the state of Texas. The amount of this accrual totaled $375,000. During 1996 the Company expensed the remaining carrying value of the cost of acquiring the installment contract origination program due to the uncertainties associated with its value as a result of the Company's substantial 1996 net loss. The carrying amount expensed totaled $257,000. Previously this asset was being amortized on a straight-line basis over ten years.


            NET INCOME. As a result of the factors discussed above, net income decreased by $28,515 from $6,501 in 1995 to a loss of $22,014 in 1996.


COMPARISON OF 1994 TO 1995

            INTEREST AND FEE INCOME ON INSTALLMENT CONTRACTS AND SECURITIZATIONS. Interest and fee income on Installment Contracts and Securitizations increased by $2,441, or 24.4%, from $10,008 in 1994 to $12,449
in 1995.   The increase in interest income is primarily due to a 39.8% increase in average owned Installment Contracts outstanding during the year. The increase in owned Installment Contract balances results primarily from an 32.9% increase in the volume of Installment Contracts acquired during 1995. These increases were partially offset by a decrease in residual income attributable to excess cash flows on Securitizations which decreased 70.6% from $1,434 in 1994 to $422 in 1995. This reduction in recognized residual income is primarily the result of reduced cash flow from the Securitizations which in turn was caused primarily by increased delinquencies during the last half of 1995 which slowed the excess cash flows from these securitized portfolios. Residual income attributable to excess cash flows on Securitizations is recognized based on actual and expected cash flows and the estimated rate of return on the recorded investment.


            INTEREST EXPENSE. Interest costs increased by $1,146, or 46.9%, from $2,441 in 1994 to $3,587 in 1995. This increase is partially due to a 34.0% increase in borrowings under the revolving credit facility to fund the acquisition of Installment Contracts. Also, interest rates were higher during the first half of 1995 compared to the first half of 1994, which is when the bulk of the Company's borrowings were outstanding. During the third quarter of 1995, the Company completed a Securitization which resulted in $73.2 million in proceeds and received an equity infusion through the completion of an initial public offering of $21.4 million. The net proceeds were used to repay the Company's revolving credit facility which in turn reduced the Company's interest cost.


            PROVISION FOR POSSIBLE LOSSES ON INSTALLMENT CONTRACTS. Provision for possible losses on Installment Contracts increased by $141, or 20.6%, from $685 in 1994 to $826 in 1995. The allowance for possible losses on Installment Contracts decreased from 1.5% of the Net Managed Portfolio in 1994 to 1.3% in 1995. However, the allowance increased by $262 during 1995 which was primarily attributable to a $1,184 valuation allowance that was recorded through a reduction in the recorded gain on the 1995 Securitization completed during the third quarter offset by an increase in losses charged to a valuation allowance
account.   The overall allowance is intended to cover uninsured losses and is set at a level considered to be adequate to cover the expected future losses on the existing Installment Contract portfolio after taking into account available reserves and aggregate loss limits at MS Casualty to cover outstanding contracts. Increases in the allowance are primarily based on the level of Installment Contracts, historical loss experience and, to a lesser extent, current economic conditions, operating practices and other factors which management deems relevant. Losses on securitized Installment Contracts are limited to amounts recorded as investment in the subordinated trust certificates and amounts due under Securitizations.


            INSURANCE COMMISSIONS. Insurance commissions increased by $367, or 25.2%, from $1,456 in 1994 to $1,823 in 1995, primarily as the result of a 59.8% increase in Installment Contract originations from branch offices. However, commissions on the sale of Ancillary Products have decreased as a percentage of total revenues from 1994 to 1995 due to the Company's decision in July of 1995 to discontinue offering guaranteed asset protection ("GAP") policies. Also, in the fall of 1995, the Company reduced emphasis on selling other Ancillary Products in an effort to make the offerings more favorable to automobile dealers without increasing credit risk to the Company. The Company anticipates that as a percent of total revenue, commission income will continue to decrease in the coming years since it anticipates that its portfolio growth will come primarily from the regional marketing program, where the Company retains no commission on the sale of Ancillary Products.


            GAINS ON SECURITIZATIONS. Gains on Securitizations increased by $4,580, or 183.8%, from $2,492 in 1994 to $7,072 in 1995. This increase was attributable to the Company's increase of 157.1% in total Installment Contracts sold under Securitizations from $35,004 in 1994 to $90,000 in 1995, and an overall improvement in efficiencies due primarily to the larger size of the 1995 Securitization. The 1995 gain on the Securitization was reduced by $1,250 of realized losses on hedging transactions and is net of a valuation allowance of approximately $1,184.


            SERVICE FEE INCOME. Service fee income increased by $716, or 58.0%, from $1,235 in 1994 to $1,951 in 1995, due primarily to the 49.2%
increase in the average balance of securitized Installment Contracts being serviced by the Company.


            OTHER INCOME. Other income increased by $133, or 21.2%, from $627 in 1994 to $760 in 1995 due primarily to a 59.8% increase in the dollar volume of Installment Contracts originated through branch offices, which was partially offset by a 38.7% decrease in title fee income in several branch offices and certain nonrecurring items in 1994.

            OPERATING EXPENSES. Operating expenses increased $2,751, or 41.8%, from $6,589 in 1994 to $9,340 primarily due to a 43.7% growth of average employees from 1994 to 1995. In addition, the Company had additional expense related to the additional reporting requirements commencing after the completion of its initial public offering during 1995.


            NET INCOME. Net income increased by $2,116, or 48.3%, from $4,385 in 1994 to $6,501 in 1995. The increase was primarily the result of a 35.7% increase in the number of Installment Contracts purchased during the year and the large increase in the gain on Securitization of $4,580 from $2,492 in 1994 to $7,072 in 1995.



QUARTERLY FINANCIAL DATA AND EARNINGS


            During 1996, the Company experienced a significant deterioration of portfolio performance as shown by the increase in delinquencies quarter over quarter. As a result of this deterioration, during the third and fourth quarters the Company increased the provision for loan losses by $7.0 million and $12.5 million respectively. Also, as a result of higher losses during 1996, the Company recorded a provision for possible losses on repossessed automobiles of $2.8 million at year end. A valuation allowance was not previously considered necessary because of the Company's insurance arrangement with MS Casualty. However, at year end the policy limits had been reached. In addition, at December 31, 1996, the Company recorded a provision for impairment of amounts due under securitizations of $3.0 million. This provision was deemed necessary because of the deterioration of the performance of the Company's sold portfolio. These increases resulted in a large net loss for both of the above mentioned time periods.

            During the third and fourth quarters of 1995, the Company did complete a $90.0 million securitization which resulted in the Company recognizing a gain on sale of $5.4 million in the third quarter and $1.7 million during the fourth quarter.

            The following table sets forth selected consolidated financial data and earnings information for the Company on a quarterly basis for 1996.



                                     THREE MONTHS     THREE MONTHS       THREE MONTHS       THREE MONTHS
                                         ENDED            ENDED             ENDED               ENDED
                                        3/31/96          6/30/96           9/30/96            12/31/96
                                     ------------     ------------       ------------       ------------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Number of contracts acquired
   during period (not in thousands)        3,149           3,366              2,898                939
Principal amount of contracts
   acquired during period               $ 32,339        $ 34,979           $ 32,543           $ 10,967

Net Managed Portfolio - end of
   period                               $133,277        $150,024           $163,837           $130,371
Net Managed Portfolio - average
   during period                        $126,008        $142,106           $157,769           $149,848
Average principal balance of
   securitized Installment
   Contracts during period              $ 93,520        $ 78,120           $ 64,399           $ 52,807
Average principal balance of
   owned loans during period            $ 30,887        $ 62,071           $ 91,948           $104,138

Net interest income before
loss provisions                         $  1,290        $  2,535           $  2,821           $  2,962
Net interest spread                     $  1,272        $  2,511           $  2,809           $  2,946

Provision for loan losses               $    250        $    331           $  7,009           $ 12,513
Provision for loan impairment              --              --                 --              $  3,000
Provision for possible losses
   on repossessed automobiles              --              --                 --              $  2,800

Net income (loss)                       $   (360)       $    142           $ (3,986)          $(17,810)
Net income (loss) per share             $  (0.03)       $   0.01           $  (0.38)          $  (1.71)
Weighted average shares outstanding       10,452          10,856             10,427             10,428

Delinquency rate - end of period (1)         7.5%            8.3%              18.0%              19.3%
Loss rate - annualized average for
the period (1)                               1.1%            1.1%               0.3%              22.0%

Total assets                            $ 78,178        $108,987           $130,037           $101,435
Notes payable                           $ 26,500        $ 60,000           $ 83,000           $ 75,813
Total liabilities                       $ 34,779        $ 65,428           $ 90,459           $ 79,681
Stockholders' equity                    $ 43,399        $ 43,559           $ 39,578           $ 21,754

            The following table sets forth selected consolidated financial data and earnings information for the Company on a quarterly basis for 1995.


                                     THREE MONTHS     THREE MONTHS       THREE MONTHS       THREE MONTHS
                                         ENDED            ENDED             ENDED               ENDED
                                        3/31/95          6/30/95           9/30/95            12/31/95
                                     ------------     ------------       ------------       ------------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Number of contracts acquired
   during period (not in thousands)        2,375           2,726              1,709              1,958
Principal amount of contracts
   acquired during period               $ 23,421        $ 26,394           $ 16,942           $ 20,216

Net Managed Portfolio - end of
   period                               $ 98,629        $110,984           $112,407           $120,318
Net Managed Portfolio - average
   during period                        $ 93,102        $105,040           $111,966           $115,903
Average principal balance of
   securitized Installment
   Contracts during period              $ 38,616        $ 33,152           $ 45,405           $ 93,618
Average principal balance of
   owned loans during period            $ 53,667        $ 72,023           $ 86,843           $ 23,080

Net interest income before
loss provisions                         $  2,024        $  2,751           $  3,117           $  1,070
Net interest spread                     $  2,018        $  2,749           $  3,090           $  1,005

Provision for loan losses               $    159        $    357           $    171           $    139
Provision for loan impairment               --               --                --                 --
Provision for possible losses
   on repossessed automobiles               --               --                --                 --

Net Income                              $    595        $    781           $  4,306           $    819
Earnings per share                      $   0.06        $   0.08           $   0.40           $   0.07
Weighted average shares outstanding        9,332           9,332             10,882             11,227

Delinquency rate - end of period (1)         5.1%            6.9%               9.1%              12.6%
Loss rate - annualized average for
the period (1)                               0.7%            0.6%               2.0%               1.5%

Total assets                            $ 77,474        $ 97,122           $ 51,939           $ 49,718
Notes payable                           $ 51,793        $ 70,543               --                 --
Total liabilities                       $ 58,776        $ 77,642           $  6,653           $  4,734
Stockholders' equity                    $ 18,698        $ 19,480           $ 45,286           $ 44,984

(1) Percentages are based on the gross amount scheduled to be paid on each Installment Contract, including unearned finance charges and other charges.

INSTALLMENT CONTRACT LOSS EXPERIENCE


            On all Installment Contracts with a purchase date on or prior to July 1, 1996, dealers purchased repossession loss insurance from MS Casualty, an insurance company rated A- by A.M. Best & Co. For those contracts, MS Casualty retains premiums paid by dealers and is obligated to pay the Company up to $7,000 per vehicle upon repossession of the financed vehicle for claims made under the policies; provided, however, that MS Casualty's aggregate liability for all repossession losses during any policy year may not exceed the product of $600 and the number of automobiles contracted during that policy year. At the end of 1996, substantially all amounts available under the insurance arrangement with MS Casualty have been recovered by the Company. Effective July 1, 1996, the Company began purchasing contracts net of a discount. Accordingly, the Company will be bearing all of the risks of loss on Installment Contracts originated subsequent to July 1, 1996. Through the fourth quarter of 1996 the Company has experienced increased delinquency, losses and repossessions, as shown in the following credit loss/repossession experience and delinquency tables. As a result of higher losses and delinquencies, the Company substantially increased its allowance for possible losses on Installment Contracts during the third and fourth quarter of 1996.

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

            The following table summarizes the Company's Installment Contract and repossession loss experience:

                                                                     CREDIT LOSS/REPOSSESSION EXPERIENCE (1)
                                                                     --------------------------------------

                                                                          YEAR ENDED DECEMBER 31,
                                                                          -----------------------
                                                                           (DOLLARS IN THOUSANDS)
                                                           1994                         1995                     1996
                                                           ----                         ----                     ----
Average Gross Managed Portfolio                         $95,826                     $139,959                 $192,765
Average month-end number of
   Installment Contracts                                  9,907                       13,693                   17,749
Repossessions as a percentage of
   average month-end number of
   Installment Contracts outstanding                        7.7%                        11.2%                    17.3%

Gross Charge-offs (2)                                   $ 2,288                     $  6,355                 $ 21,180
Recoveries (3)                                              417                          407                      405
Claim Payments from MS Casualty (4)                       1,315                        4,200                    9,132
                                                        -------                     --------                 --------

Net Charge-offs (5)                                     $   556                     $  1,748                 $ 11,643
                                                        =======                     ========                 ========

Net Charge-offs as a percentage of
   average Gross Managed Portfolio
   outstanding                                              0.6%                         1.2%                     6.0%
                                                        =======                     ========                 ========

Experience refund (6)                                   $   900                     $   --                   $   --





(1) All amounts and percentages are based on the gross amount scheduled to be paid on each Installment Contract, including unearned finance charges and other charges. The information in the table includes Installment Contracts previously sold through Securitizations which the Company continues to service.
(2) Gross charge-offs include principal, late charges, and repossession expenses and are net of insurance (other than repossession loss insurance) claims and rebates and proceeds from the sale of repossessed financed vehicles.
(3)         Recoveries are collections net of attorney fees and court costs.
(4) Refers to claims paid for repossession losses under the MS Casualty repossession loss insurance policies maintained on the vehicles under Installment Contracts, net of recoveries.
(5) Net charge-offs equal gross charge-offs minus recoveries and insurance claim payments.
(6) Represents amounts refunded to the Company pursuant to its agreement with MS Casualty which allows the Company to recapture any profits from positive underwriting experience after paying an administrative fee on the repossession loss insurance policies.

   INSTALLMENT CONTRACT DELINQUENCY EXPERIENCE

            The Company considers an Installment Contract to be delinquent if the borrower fails to make any payment in full on or before the due date as specified by the terms of the Installment Contract. The Company typically initiates contact with borrowers whose payments are not received by the due date within eight days of the due date. The period- end delinquencies on the Company's Gross Managed Portfolio set forth in the table below are not necessarily representative of average delinquencies during the periods indicated.

                                       DELINQUENCY EXPERIENCE
                                       ----------------------
                                          AT DECEMBER 31,
                                          ---------------
                                       (DOLLARS IN THOUSANDS)
                                        1994                  1995                 1996
                                        ----                  ----                 ----
                                NUMBER                NUMBER                 NUMBER
                                  OF                    OF                     OF
                               CONTRACTS   AMOUNT   CONTRACTS     AMOUNT   CONTRACTS   AMOUNT
                               ---------   ------   ---------     ------   ---------   ------
 Managed Portfolio                10,904  $111,854     14,505     $153,428    15,564    $170,911

 Period of
   delinquency
    31-60 days . . . .               323     3,301       1,061      11,090     1,538     16,737
    61 days or more  .               241     2,786         699       8,189     1,372     16,234
                                  ------  --------     -------    --------    ------    -------
 Total
   delinquencies . . .               564    $6,087       1,760    $ 19,279     2,910    $32,971
                                  ======  ========     =======    ========    ======    =======

 Total
   delinquencies
   as a percent of
   the Managed
   Portfolio . . . . .               5.2%      5.4%       12.1%       12.6%     18.7%      19.3%
                                  ======  ========     =======    ========    ======    =======


            Delinquent contracts and gross charge-offs increased throughout 1996. While the Company has been working diligently to reduce those trends, turnover in the customer service department management and staff personnel have impeded the Company's ability to rehabilitate delinquent loans and thus have resulted in higher delinquencies, repossessions and charge-offs. Also Management believes there has been a general deterioration in the credit quality for the "B" and "C" grade consumers as is evidenced by national trends in delinquencies for non-prime consumers.

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

LIQUIDITY AND CAPITAL RESOURCES

            The Company requires capital primarily for the purchase of Installment Contracts and for working capital. The Company has historically financed these requirements with borrowings under the revolving credit facility and warehouse facility and through the Company's Securitization program.

            During 1996, the Company suffered substantial losses and, accordingly, substantial reductions in shareholders' equity. These negative financial trends resulted from material increases in delinquencies and losses on owned and serviced Installment Contracts. As a result, the Company is facing a severe liquidity problem because of (i) the lack of availability of funds under the Company's revolving credit facility; (ii) the termination of the Company's warehouse facility; (iii) the Company's inability to complete a Securitization in 1996; and (iv) the delay of payments to the Company under the Company's prior securitization programs. The Company has been unable to solve its liquidity problems and, on February 7, 1997, executed the Merger Agreement with Search, which, if consummated, will result in the Company becoming a wholly-owned subsidiary of Search, and the Company's former shareholders becoming shareholders of Search. If the Merger with Search is not consummated, the Company will likely be forced to liquidate its portfolio of Installment Contracts through normal collections and/or loan sales and cease operating as a going concern, unless alternative financing sources become available to the Company.

            REVOLVING CREDIT FACILITY. The revolving credit facility, which provides funds to purchase Installment Contracts and for working capital, previously consisted of a three-year revolving facility of up to $45.0 million and a 364-day revolving facility of up to $45.0 million. If not extended or renewed, the 364-day facility could have been converted into a two-year term facility. The maximum amount available under the revolving credit facility was limited to a borrowing base principally consisting of 90% of the net adjusted amount of eligible Installment Contracts. The revolving credit facility is secured by substantially all of the Company's assets other than the accounts owned by MS Auto Receivables Company.

            At February 28, 1997, the Company had $73.0 million principal amount outstanding under the revolving credit facility at a rate of interest of 11.25%.

            In November, 1996, the Company advised its lenders that it was in default under certain covenants under the agreements governing the revolving credit facility. Effective December 16, 1996, the Company and its lenders reached an agreement to amend these agreements. The amended agreements redefined eligible loans and reduced the advance rate from 90% to 85% of eligible loans. The amendments obligated the Company to make certain mandatory prepayments by January 31, 1997, increased the interest rate and imposed a $562,500 restructuring fee. The lenders agreed to extend the prepayment date to February 7, 1997. On February 19, 1997, the lenders, Search and the Company entered into a letter agreement specifying the terms of certain agreements that the parties agreed to execute and deliver (the "Term Sheet"). In addition, the lenders consented to the execution by the Company of the Merger Agreement and the consummation of the transactions contemplated therein.

            Under the Term Sheet, Search, the Company and the lenders agreed to amend the agreements governing the revolving credit facility pending consummation of the Merger to provide that the Company's obligations will be payable in full on the earlier of May 15, 1997, the facility Termination Date or the closing date of the Merger. The amount of the advances under the revolving credit facility were reduced from $90,000,000 to $75,000,000. Advances will only be made for Installment Contracts that comply with Search's underwriting criteria, are within an agreed cash budget and are purchased from dealers in the ordinary course of business. The Company will be required to prepay the revolving credit facility by the amount of any proceeds from income tax refunds. The lenders also required the establishment=of a lock box account for collection of the proceeds from the Company's receivables, with all proceeds to be applied as a mandatory prepayment of the facility on a daily basis. The Company is required to maintain the effectiveness of its collection operations in Jackson, Mississippi and Mobile, Alabama. The Company may continue to sell Installment Contracts originated by it prior to the Merger to Search in accordance with its November 19, 1996 letter agreement with Search. Search may also lend money to the Company for the purpose of purchasing Installment Contracts originated by the Company, but this indebtedness, and any liens in favor of Search on the Installment Contracts purchased by the Company with these funds, will be subordinated to the indebtedness represented by, and the liens securing, the revolving credit facility. The Term Sheet also specifies that any material amendments to the Merger Agreement will require the prior written consent of the lenders. If the Merger is terminated for any reason, Search will be obligated, if requested by the lenders, to service the Company's receivables for a period of 90 days following the termination, and Search will purchase all receivables acquired by the Company since the effective date of the amendments to the revolving credit facility. The Term Sheet also specifies that Search and Merger Sub must agree to enter into certain additional amendments to the revolving credit facility to be effective at the time the Merger is consummated (the "Effective Time").

            At the Effective Time, under the Term Sheet, the agreements governing the revolving credit facility will be amended to provide that the Company will have available a revolving credit facility in an aggregate amount equal to the outstanding principal balance of all of the receivables on such date. Search will agree to guarantee the Company's obligations to repay the facility. Under the amended facility, the Company will be entitled to receive additional advances to the extent of any difference between the borrowing base, as determined from time to time, and the outstanding principal balance of the amended facility. These advances may be used to pay operating expenses in the ordinary course of business and the purchase cost of Installment Contracts.
The loan will bear interest at prime plus one percent per annum and will terminate on the earlier of the first anniversary of the Effective Time, any prepayment in full of the loan and any date on which the lenders accelerate payment of the facility at which time all outstanding balances will be payable in full. The Company will make principal payments on the amended facility on a weekly basis in an amount equal to all collections with respect to its Installment Contracts and repossessed vehicles. All proceeds will be deposited in a lock box or blocked account collaterally assigned to the lenders. On the six month anniversary of the Effective Time, the commitment under the facility will be permanently reduced by $25,000,000 plus a proportionate reduction of certain "overadvance" amounts owed by the Company at the Effective Time. The Company must repay the outstanding balance to the extent it exceeds the reduced commitment amount. Any proceeds from restructuring of the Company's existing securitizations or from income tax refunds must be employed as mandatory prepayments of the loan. Mandatory prepayments must also be made in the amount of any proceeds from sales or other dispositions of Installment Contracts and other collateral, but these prepayments will not permanently reduce the commitment amount. The Company will be required to deliver weekly borrowing base certificates. If the outstanding principal balance of the loan exceeds the borrowing base, the Company will be required to make additional prepayments or cause additional eligible receivables to be transferred to the Company for inclusion in the borrowing base, in either case, in an amount sufficient to eliminate the excess. The facility will be secured by a first priority security interest in all of the Company's assets. If, upon termination of the facility, any balance remains outstanding, the Company has agreed to pay the lenders a refinancing fee equal to five percent of the outstanding balance on such debt. In addition, the Company has agreed to pay to the lenders a $350,000 fee on the earlier of the full repayment of the amended facility, the termination of the facility or the first anniversary of the closing date of the Merger. Effectiveness of the amended facility is subject to the following conditions:
(i) consummation of the Merger; (ii) receipt of all necessary consents and approvals from all third parties for the consummation of the Merger and the execution of the amendments to the revolving credit facility; and (iii) receipt of all necessary consents and approvals from Search's existing lenders and of any reasonably required intercreditor agreements.

            WAREHOUSE FACILITY. The Company, through a special purpose subsidiary, MS Auto Receivable Company (the "SPC") established the warehouse facility, a $50.0 million structured "warehouse" revolving credit securitization facility.

            The warehouse facility was structured like a Securitization. However, unlike a typical Securitization, (i) the Installment Contracts sold are not intended to be held to maturity but are instead to be "warehoused" for up to 12 months pending their later sale in a Securitization, (ii) the pass-through interest rate is floating and (iii) the Company's sale of the Installment Contracts is accounted for as a financing rather than a sale.

            Loans made pursuant to the warehouse facility are insured by Financial Security Assurance, Inc. ("FSA").

            In September, 1996, FSA advised the Company that it would not insure any loans made pursuant to the warehouse facility on terms which were acceptable to the Company, effectively terminating the availability of this facility. See the heading "Legal Proceedings" for claims made against the Company for fees payable under the warehouse facility.

            SECURITIZATION PROGRAMS. In 1992, the Company began selling interests in pools of its Installment Contracts to investors through the issuance of triple-A rated, asset-backed securities. The net proceeds from these periodic Securitizations were generally used to pay down outstanding loans under the revolving credit facility and the warehouse facility, thereby making such facilities available for the purchase of additional Installment Contracts. During 1994 and 1995, the Company securitized $35.0 million and $90.0 million, respectively, of the Company's Installment Contracts, for an aggregate of $125.0 million.

            In each of its Securitizations, the Company sold its Installment Contracts to the SPC, which then sold the Installment Contracts to a newly formed grantor trust in exchange for senior and subordinated classes of certificates of beneficial interests in the trust. The senior certificates were sold to institutional investors and the holders of such certificates are entitled to a proportionate amount of monthly principal reductions in the underlying Installment Contracts and interest at a fixed pass-through rate each month. As a credit enhancement for each Securitization, FSA issued an insurance policy for the benefit of the holders of the senior certificates.
The Company services the Installment Contracts sold to the trust and receives a monthly fee at a base rate of 3.75% per annum, plus certain late fees, prepayment charges and similar fees received on the securitized Installment Contracts.

            The Securitization transactions allow the Company to repurchase loans when the balances have been reduced to a level not greater than 10% of the original pool balance.

            Gains from the sale of Installment Contracts in Securitizations have provided a significant portion of the Company's revenues. (See Note 1(c) of the Company's Consolidated Financial Statements for discussion of gain calculation.)

            In 1996, the Company exceeded certain delinquency and loss triggers in the outstanding Securitizations. As a consequence, excess cash flow otherwise payable to the Company from the Securitizations was retained within the Securitizations as additional collateral for the certificate holders. Pursuant to the terms of the Securitization documents, in October 1996 FSA increased the premiums on the policies issued to insure the certificates. Because of the violation of the delinquency and loss triggers, FSA has the right to remove the Company as servicer.

            In September, 1996 FSA advised the Company that it would not insure the Company's Securitization planned for September, and the Company was unable to complete a Securitization in 1996.

            LOAN SALES. During November 1996, the Company sold loans totaling approximately $15 million to Search for approximately $14.4 million and $13.5 million of the proceeds were used to reduce the balance outstanding under the revolving credit facility. The Company has no continuing interest in these loans or loan repurchase obligations.


INTEREST RATE EXPOSURE AND HEDGING STRATEGY

            Increases in interest rates generally result in increases in the Company's expenses and, to the extent not offset by increases in the volume of Installment Contracts purchased, can lead to decreases in profitability. The Company's borrowings under the revolving credit facility and the warehouse facility bear interest at variable rates. Installment Contracts bear interest at fixed rates which are generally at or near the maximum rates permitted by law. Higher interest rates increase the Company's borrowing costs, and such increased borrowing costs may generally not be offset by increases in the rates with respect to Installment Contracts purchased.

            Historically, other than pursuant to Securitizations, the Company had not entered into hedging transactions to limit its exposure to short-term interest rate fluctuations. In 1995, however, the Company entered into $80.0 million notional amount of U.S. Treasury interest rate futures contracts that closely paralleled the average life and the net amount of the senior certificates issued in connection with the Securitization in 1995. The accumulated loss on the contracts of $1.25 million was paid at the settlement of the contracts and included in the measurement of the gain on the securitization transaction.


INFLATION

            Increase in inflation generally results in higher interest rates. Higher interest rates generally result in increases in the Company's expenses and, to the extent not offset by increases in the volume of Installment Contracts purchased, can lead to decreases in its profitability, as described above.


SEASONALITY AND QUARTERLY FLUCTUATIONS

            Although the Company's operations do not fluctuate seasonally or quarterly, its revenues and net income have, historically, been higher in the quarters in which it completes a Securitization. However, no assurances can be made that the Company's revenue and net income will be higher in future periods in which the Company completes a securitization.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The Company's consolidated balance sheets as of December 31, 1995 and 1996, and its consolidated statements of operations, stockholders' equity and cash flows and notes to the consolidated financial statements for the years ended December 31, 1994, 1995 and 1996 and the independent auditors' report thereon are included under Item 14 of this report and are incorporated by reference herein. Unaudited quarterly results of operations are presented in
Item 7 herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                               PRINCIPAL OCCUPATION FOR
       NAME OF                        POSITION WITH                 LAST FIVE YEARS
       DIRECTOR              AGE      THE COMPANY                   AND DIRECTORSHIPS
-------------------------    ---     -------------             --------------------------
Philip J. Hubbuch, Jr.       56      Vice Chairman and         Mr. Hubbuch has served as Vice Chairman
                                     Chief Executive           and Chief Executive Officer of the Company
                                     Officer; Director         and the Company's predecessor, MS
                                     since 1995; resigned      Financial Services, Inc. ("MSFS"), since
                                     effective February        MSFS's inception in 1989.  From 1979 to
                                     28, 1997                  1993, Mr. Hubbuch served as Vice President
                                                               of  MS Diversified Corporation ("MSD"),
                                                               which founded the Company and is one of the
                                                               Company's principal stockholders, and
                                                               President of the Financial Services Division
                                                               of MSD after joining MSD in 1977.
                                                               Mr. Hubbuch received a Bachelor of Science
                                                               degree in finance from Indiana University and
                                                               a Master of Business Administration degree
                                                               from the University of Kentucky.  From 1992
                                                               to May 1995, Mr. Hubbuch also served as
                                                               Vice Chairman and Chief Executive Officer
                                                               of MS Byrider Sales, Inc. ("MSB"), which is
                                                               an affiliate of the Company.


Reed Bramlett                47      Director since 1994       Mr. Bramlett has served as President of Grant
                                                               County Bank in Medford, Oklahoma since 1992.
                                                               From 1977 to 1992, Mr. Bramlett was
                                                               Vice President/Cashier of Grant County Bank.
                                                               Mr. Bramlett holds a Bachelor of Science degree
                                                               and a Master of Science degree in industrial
                                                               engineering from Oklahoma State University.


Carl Herrin                  72      Director since 1994       Since 1968, Mr. Herrin has been the President
                                                               of five automobile dealerships in the State of
                                                               Mississippi. Mr. Herrin received a Bachelor of
                                                               Science degree from the University of Mississippi.
                                                               Mr. Herrin serves as the Chairman and as a  director
                                                               of MSD. Mr. Herrin also serves as a director of
                                                               MSB and MSFS.

                                                               PRINCIPAL OCCUPATION FOR
       NAME OF                        POSITION WITH                 LAST FIVE YEARS
       DIRECTOR              AGE      THE COMPANY                   AND DIRECTORSHIPS
-------------------------    ---     -------------             --------------------------
Philip A. Canfield           29      Director since 1994       Mr. Canfield has been an associate of
                                                               Golder, Thoma, Cressey, Rauner, Inc. ("GTCR")
                                                               since 1992.  From 1990 to 1992, Mr. Canfield
                                                               worked for Kidder, Peabody & Co. Incorporated
                                                               in its Corporate Finance Department.  Mr. Canfield
                                                               received his Bachelor of Business Administration
                                                               degree from the University of Texas.


Robert P. Plummer            66      Director since 1996       Since 1989, Mr. Plummer has been a financial
                                                               consultant for the consumer finance and banking
                                                               industry, specializing in business valuation and
                                                               litigation support.  Prior to 1989, Mr. Plummer spent
                                                               30 years with American General Finance, which
                                                               operates more than 1,200 offices in 41 states, as a
                                                               Senior Vice President, Controller and Director.
                                                               Mr. Plummer received a Bachelor of Science
                                                               degree in accounting from the University of Evansville
                                                               and is a graduate of the Executive Program at
                                                               Indiana University's Graduate School of Business.
                                                               Mr. Plummer is a certified public accountant.


James B. Stuart, Jr.         69      Chairman since 1995       Mr. Stuart replaced the late Harold Busching as
                                     and Director since        Chairman of the Board in December 1995.
                                     1994                      Mr. Stuart has served as President and Chief
                                                               Executive Officer of MSD since December 1995.
                                                               From 1983 to December 1995, Mr. Stuart served as
                                                               Senior Vice President of MSD and President of
                                                               MS Loan Center, Inc., a consumer loan subsidiary
                                                               of MSD.  Mr. Stuart holds a Bachelor of Science
                                                               degree in finance and banking from Mississippi State
                                                               University.  Mr. Stuart also serves as a director of
                                                               MSFS, MSD and MSB.

                                                               PRINCIPAL OCCUPATION FOR
       NAME OF                        POSITION WITH                 LAST FIVE YEARS
       DIRECTOR              AGE      THE COMPANY                   AND DIRECTORSHIPS
-------------------------    ---     -------------             --------------------------
Harold Hogue                 48      Director since 1995       Mr. Hogue has served as Vice President and Chief
                                                               Financial Officer of MSD since 1995. From 1992
                                                               to 1995, Mr. Hogue served as Vice
                                                               President-Corporate Operations of MSD.  Mr. Hogue
                                                               also served as Corporate Controller of MSD from
                                                               1988 to 1992. Mr. Hogue received a Bachelor of
                                                               Science degree in accounting from Mississippi
                                                               State University.


Bruce L. Miller              55      Director since 1996       Mr. Miller has been a strategy, operating and
                                                               financial consultant with various companies since
                                                               1995. From 1992 to 1994, Mr. Miller served as
                                                               Chairman, President and Chief Executive
                                                               Officer of CoreSource, Inc.  From 1989 to 1992,
                                                               Mr. Miller served as President and Chief Executive
                                                               Officer of Crabtree Capital Corporation. Mr. Miller
                                                               received a Bachelor of Arts degree in economics from
                                                               Cornell University and a Master of Business
                                                               Administration degree in marketing from Wharton
                                                               School, University of Pennsylvania.  Mr. Miller
                                                               currently serves on the Board of Directors of
                                                               Ultradata Systems, Inc.


Carl D. Thoma                48      Director since 1994       Mr. Thoma has been a principal of GTCR
                                                               since 1980.  Mr. Thoma holds a Bachelor of
                                                               Science degree from Oklahoma State University
                                                               and a Master of Business Administration
                                                               degree from Stanford University.  Mr. Thoma is a
                                                               director of Paging Network, Inc.


COMPENSATION OF DIRECTORS

            The Company pays each nonemployee director $1,000 for each board meeting attended and reimburses them for expenses incurred in the performance of their duties. In addition, outside directors are eligible to participate in the Nonemployee Directors' Stock Option Plan. See "EXECUTIVE COMPENSATION--BENEFIT PLANS" below. The Company has obtained directors' and officers' liability insurance and the Restated Certificate of Incorporation and Bylaws of the Company provide for mandatory indemnification of directors and officers to the fullest extent permitted by Delaware law. As of July 21, 1995, the Company entered into indemnification agreements with each of its directors and executive officers. In addition, the Company's Restated Certificate of Incorporation limits the liability of the directors to the Company and its stockholders for breaches of the directors' fiduciary duty to the fullest extent permitted by Delaware law.

BOARD COMMITTEES AND MEETINGS

            During 1996, the Board held four formal meetings and several telephonic meetings and took a number of actions by written consent. No director attended fewer than 75% of the aggregate of (i) the number of meetings of the Board of Directors held during the period he served on the Board and
(ii) the number of meetings of committees of the Board of Directors held during the period he served on such committees. The Board of Directors has an Audit Committee and a Compensation Committee but has not delegated any of its responsibilities to a Nominating Committee.

AUDIT COMMITTEE

            The Audit Committee has the responsibility of making recommendations to the Board of Directors concerning the engagement of the Company's independent auditors, reviewing the overall scope and results of the annual audit on behalf of the Board of Directors and performing such other functions as may be prescribed by the Board of Directors. The members of the Audit Committee are elected annually by the directors. The Audit Committee currently is comprised of Messrs. Hogue and Bramlett. Mr. Hogue replaced Mr. Stuart on the Audit Committee in December 1995. The Audit Committee met on three occasions during 1996.

COMPENSATION COMMITTEE

            The Compensation Committee is authorized to: (i) review the contribution and salaries of the Chief Executive Officer, the President and Chief Operating Officer, and the Vice President and Chief Financial Officer of the Company to the success of the Company, (ii) establish appropriate levels of compensation for such officers, including any incentive compensation to be awarded, (iii) review employee benefit programs, (iv) review proposed compensation plans applicable to the Company's officers and employees, (v) administer the Company's stock option plans, and (vi) perform such other functions as the Board of Directors may direct. The members of the Compensation Committee are elected annually by the directors. The Compensation Committee currently is comprised of Messrs. Miller, Stuart and Thoma. The Compensation Committee held four meetings during 1996.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

   Set forth below is certain information regarding the Company's executive officers and key employees:

                NAME                       AGE                                    POSITION
                ----                       ---                                    --------
 Philip J. Hubbuch, Jr.. . . . . .          56              Vice Chairman, Chief Executive Officer
                                                            and Director

 Vann R. Martin  . . . . . . . . .          42              President and Chief Operating Officer

 E. Peter Healey . . . . . . . . .          43              Vice President, Chief Financial Officer
                                                            and Secretary

 Dwayne A. Cooper  . . . . . . . .          38              Vice President and Treasurer

 R. Dale Miller  . . . . . . . . .          33              Controller



            Philip J. Hubbuch, Jr. Mr. Hubbuch has served as Vice Chairman and Chief Executive Officer of the Company since its inception. Mr. Hubbuch was appointed as a director of the Company in July 1995. From 1979 to 1993, Mr. Hubbuch also served as Vice President of MSD and President of the Financial Services Division of MSD after joining MSD in 1977. Mr. Hubbuch received a Bachelor of Science degree in finance from Indiana University and a Master of Business Administration from the University of Kentucky. From 1992 to May 1995, Mr. Hubbuch also served as Vice Chairman and Chief Executive Officer of MSB. Mr. Hubbuch resigned from the Company effective February 28, 1997.

            Vann R. Martin. Mr. Martin has been with the Company and its predecessors since inception and has served as President and Chief Operating Officer of the Company and its immediate predecessor since 1989. Mr. Martin attended the University of Tennessee.

            E. Peter Healey. Mr. Healey served as Vice President, Chief Financial Officer and Secretary of the Company from February 1994 to July 1996. Mr. Healey's employment with the Company was terminated effective December 31, 1996. From April 1988 to December 1993, Mr. Healey served as Vice President and Treasurer of Zale Corporation and its subsidiaries. Zale Corporation and its subsidiaries emerged from bankruptcy proceedings in 1993. Mr. Healey holds a Bachelor of Science in Business Administration degree in finance from the University of Missouri and is a certified public accountant. From February 1994 to May 1995, Mr. Healey also served as Vice President, Chief Financial Officer and Secretary of MSB. From February 1994 to March 1996, Mr. Healey also served as Treasurer of the Company.

            Dwayne A. Cooper. Mr. Cooper has served as Vice President and Treasurer of the Company since March 1996. From April 1992 to January 1996, Mr. Cooper served as Assistant Treasurer of Zale

Corporation and its subsidiaries. From July 1988 to April 1992, Mr. Cooper served as Director-Tax Compliance of Zale Corporation. Mr. Cooper holds a Bachelor of Science degree in accounting and Master of Accounting Science degree from the University of Illinois. Mr. Cooper is a certified public accountant.

            R. Dale Miller. Mr. Miller has served as Controller and Assistant Secretary of the Company and its predecessor since 1992. From 1990 to 1992, Mr. Miller was an auditor with Emerson, Stokes, Elliott and Harper, a public accounting firm in Jackson, Mississippi. Mr. Miller received a Bachelor of Business Administration degree in finance from Mississippi State University and a Bachelor of Business Administration degree in accounting from Belhaven College. Mr. Miller is a certified public accountant.


ITEM 11.  EXECUTIVE COMPENSATION

            The following table sets forth the compensation paid by the Company to its Chief Executive Officer and its two other most highly compensated executive officer whose total annual salary and bonus exceeded $100,000 for services rendered for the fiscal years ended December 31, 1994, 1995 and 1996 (the"Named Executive Officers").


                          SUMMARY COMPENSATION TABLE

                                                               LONG-TERM
                                 ANNUAL COMPENSATION          COMPENSATION
                                 -------------------          ------------
                                                               SECURITIES
                                                               UNDERLYING        ALL OTHER
                                                                 OPTIONS        COMPENSATION
NAME AND PRINCIPAL           YEAR     SALARY($)   BONUS ($)      (#) (1)           ($)(2)
------------------           ----     --------    --------    ------------      ------------
POSITION
--------

Philip J. Hubbuch, Jr.(3)    1996     165,000        -0-            -0-             7,600
Chief Executive Officer      1995     150,000     105,000        195,560            8,750
and Vice Chairman            1994     135,000      70,000        293,328            8,245


Vann R. Martin               1996     131,827        -0-            -0-             7,000
President and Chief          1995     120,000      48,000         97,780            7,870
Operating Officer            1994     100,000      40,000        146,664            7,750

E. Peter Healey (4)          1996      81,750        -0-            -0-            58,000
Vice President and Chief     1995     120,000      48,000         97,780           22,065(5)
Financial Officer            1994      96,250      44,000         97,776           24,315


----------------------
(1) Under the Employee's Equity Incentive Plan, Messrs. Hubbuch, Martin and Healey were granted options for the purchase of (a) up to 293,328, 146,664 and 97,776 shares of Common Stock, respectively, at an exercise price of $2.50 per share in 1994, (b) up to 39,112, 19,556 and 19,556 shares of Common Stock, respectively, at an exercise price of $2.50 per share in January 1995 and (c) up to 156,448, 78,224 and 78,224 shares of Common Stock, respectively, at an exercise price of $12.00 per share in July 1995.
(2) Reflects amounts contributed by the Company under the Company's Profit Sharing 401(k) Plan and Trust and director fees paid by the Company and/or its subsidiaries.
(3)      Mr. Hubbuch resigned from the Company effective February 28, 1997.
(4) Mr. Healey became an employee of the Company in February 1994. He ceased performing services on behalf of the Company in July, 1996 and his employment was terminated effective December 31, 1996.
(5)      Includes $14,315 earned under a deferred compensation arrangement.

OPTION GRANTS

         The following table sets forth information concerning individual grants of stock options made during the fiscal year ended December 31, 1996 to the Named Executive Officers.

                      OPTION GRANTS IN LAST FISCAL YEAR

                                                                                        POTENTIAL REALIZABLE VALUE
                                                                                         AT ASSUMED ANNUAL RATES
                       NUMBER          PERCENT OF TOTAL                                  OF STOCK PRICE APPRECIATION
                    OF SECURITIES      OPTIONS GRANTED TO   EXERCISE OR                        FOR OPTION TERMS
  NAME AND       UNDERLYING OPTIONS   EMPLOYEES IN FISCAL   BASE PRICE    EXPIRATION     ---------------------------
 DATE OF GRANT       GRANTED(#)              YEAR             ($/Sh)         DATE          5%($)              10%($)
---------------  ------------------   -------------------   -----------   ----------    -----------------------------
Philip J. Hubbuch, Jr.  None

Vann R. Martin          None

E. Peter Healey         None

------------------


OPTION EXERCISES AND FISCAL YEAR END VALUES

     The following table sets forth information with respect to each of the Named Executive Officers concerning the exercise of stock options and unexercised stock options held at December 31, 1996. No options were granted to Messrs. Hubbuch, Martin and Healey in 1996.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                                                           NUMBER OF
                                                                   SECURITIES UNDERLYING             VALUE OF
                                                                        UNEXERCISED          UNEXERCISED IN-THE-MONEY
                                                                    OPTIONS AT FY-END(#)      OPTIONS AT FY-END ($)
                           SHARES ACQUIRED                        ----------------------     ----------------------
     NAME                  ON EXERCISE(#)    VALUE REALIZED($)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
     ----                  ---------------   ----------------    -------------------------   -------------------------
Philip J. Hubbuch,  Jr.         -                  -                 156,443/332,445 (1)                0/0

Vann R. Martin                  -                  -                 78,222/166,222                     0/0

E. Peter Healey                 -                  -                 58,667/136,889                     0/0

(1) The Company may accelerate the vesting and extend the exercise date of Mr. Hubbuch's options.

EMPLOYMENT AGREEMENTS AND COMPENSATION ARRANGEMENTS

         The Company's employment contract with Mr. Hubbuch provided for an annual base salary of $150,000, subject to periodic increases by the Board of Directors, and an annual bonus up to 70% of his annual base salary. In addition, Mr. Hubbuch was eligible to participate in all present and future fringe benefit plans of the Company including option, profit-sharing, insurance and similar plans. Mr. Hubbuch's employment contract provided for one year of severance pay in the event of termination of his employment with the Company. Mr. Hubbuch resigned as CEO and Vice-Chairman effective February 28, 1997. Mr. Hubbuch is subject to a one year noncompete covenant following the termination of his employment.

         The Company's employment contract with Mr. Martin provides that he will be entitled to receive an annual base salary of $120,000, subject to periodic increases by the Board of Directors, and an annual bonus up to 40% of his annual base salary. Mr. Martin's base salary was increased to $147,000 in September, 1996. In addition, Mr. Martin is eligible to participate in all present and future fringe benefit plans of the Company including option, profit-sharing, insurance and similar plans. The employment agreement with Mr. Martin states that he will be provided with one year of severance pay in the event he is terminated or resigns with good reason following a change of control of the Company. Further, Mr. Martin's employment contract provides that he will be prohibited from competing with the business of the Company during the period he is receiving severance pay.

         Pursuant to a settlement agreement entered into between the Company and Mr. Healey, Mr. Healey will be paid a total of $164,608 in sixteen monthly installments of $10,288 per month. Also, the expiration date for exercise of 58,667 of Mr. Healey's vested options was extended to October 30, 1997. The exercise price was reduced from $2.50 per share to $1.50 per share on 43,022 of these options. The remaining 15,645 options have an exercise price of $12.00 per share.


BENEFIT PLANS


EMPLOYEE EQUITY INCENTIVE PLAN.

         Effective July 21, 1995, the Company amended and restated its employees' equity incentive plan, which was approved by the Company's stockholders in May 1995 (the "Employees' Plan"). The purpose of the Employees' Plan is to provide long-term incentives to the Company's officers, employees and consultants. The Employees' Plan provides for an initial authorization of 1,177,776 shares of Common Stock for issuance thereunder (including 1,002,784 shares issuable upon exercise of outstanding options). Under the Employees' Plan, the Company may grant to its officers, employees and consultants awards of stock options and performance awards or any combination thereof.

         The Employees' Plan is administered by the Compensation Committee. Subject to the terms of the Employees' Plan, the Compensation Committee determines the persons to whom awards are granted, the type of award granted, the number of shares granted, the vesting schedule, the type of consideration to be paid to the Company upon exercise of options and the terms of any option (which cannot exceed ten years).

         Under the Employees' Plan, the Company may grant both incentive stock options ("incentive stock options") intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and options that are not qualified as incentive stock options ("nonstatutory stock options").

Incentive stock options may be granted only to persons who are employees of the Company, while nonstatutory stock options may also be granted to persons who are consultants to the Company.

         Incentive stock options may not be granted at an exercise price of less than the fair market value of the Common Stock on the date of grant. The exercise price of nonstatutory stock options granted under the Employees' Plan may be less than the fair market value of the Common Stock on the date of grant at the discretion of the Compensation Committee. These options have a term of up to ten years from the date of grant. The exercise price of incentive stock options granted to holders of more than 10% of the Common Stock must be at least 110% of the fair market value of the Common Stock on the date of grant, and the terms of these options cannot exceed five years.

         The Employees' Plan provides for adjustments in the number of shares subject to the Employees' Plan and subject to outstanding options, at the discretion of the Compensation Committee, in the event of a stock dividend, stock split, recapitalization, merger or other similar event.

         Under the performance award component of the Employees' Plan, eligible participants designated by the Compensation Committee, who may be officers, employees or consultants of the Company, may be granted an award denominated in shares of Common Stock or in dollars or any combination thereof.

         As of February 28, 1997, 865,895 shares of Common Stock are issuable upon the exercise of outstanding options granted under the Employees' Plan. Of such aggregate amount, options to purchase 423,402 shares of Common Stock have vested and are immediately exercisable, and options to purchase 442,493 shares of Common Stock scheduled to vest and become exercisable over the next five years. Messrs. Hubbuch and Martin hold options to purchase 488,888 and 244,444 shares of Common Stock, respectively, of which 332,440 and 166,220 shares, respectively, have an exercise price of $2.50 and 156,448 and 78,224 shares, respectively, have an exercise price of $12.00. Mr. Healey holds options to purchase 58,667 shares of Common Stock of which 43,022 have an exercise price of $1.50 and 15,645 have an exercise price of $12.00.

         Upon a change in control of the Company, stock options outstanding under the Employees' Plan shall immediately become fully vested and exercisable. Also, in the event of a merger or consolidation in which the Company is not the surviving corporation, the sale of all or substantially all of the Company's assets, the acquisition of more than 50% of the Company's outstanding voting stock, certain reorganizations, special or extraordinary dividends, or the liquidation of the Company, the Compensation Committee or the board of directors of the corporation assuming the Company's obligations may set the terms and conditions for the exercise or modification of any outstanding stock options.

NONEMPLOYEE DIRECTORS' STOCK OPTION PLAN.

         Under the Nonemployee Directors' Stock Option Plan (the "Directors' Plan"), which was approved by the Company's stockholders in May 1995, nonemployee directors of the Company receive stock options on a non-discretionary basis to encourage and provide incentives for a high level of performance. Only directors who are not also employees of the Company or any of its subsidiaries are eligible to participate in the Directors' Plan. Currently, the Company has eight nonemployee directors.

         An aggregate of 50,000 shares of Common Stock have been reserved for issuance under the Directors' Plan. The Directors' Plan provides for an automatic grant of an option to purchase 5,000 shares of Common Stock to each nonemployee director at the commencement of his or her initial term of service on the Board, which options become exercisable at the rate of 1,000 shares on each of the first five anniversaries of the initial date of grant.

         Upon a Director ceasing to serve as a director for any reason, all then exercisable options shall remain exercisable for three months, unless termination is by reason of death or disability in which case such period shall be one year, and nonexercisable options shall be forfeited; provided, however, upon a director's removal following a change in control of the Company, all options outstanding under the Directors' Plan shall immediately become fully vested and exercisable for a period of three months. The Directors' Plan is administered by the Compensation Committee.

         Except as provided above, each option granted under the Directors' Plan will expire ten years from the date of grant. The option exercise price must be equal to 100% of the fair market value of the Common Stock on the date of grant of the option. Options granted to directors under the Directors' Plan will be treated as nonstatutory stock options under the Code.

         As of February 28, 1997, the Company had granted under the Directors' Plan options on a total of 45,000 shares of Common Stock of which 40,000 shares are outstanding and 6,000 vested. Options granted to Messrs. Busching, Stuart, Bramlett, Canfield, Herrin and Thoma were granted at an exercise price of $12 per share. Options granted to Mr. Hogue were granted at an exercise price of $7.3125 per share. Options granted to Messrs. Miller and Plummer were granted at an exercise price of $5.25 per share.

         Mr. Harold W. Busching served as the Chairman of the Board and a Director of the Company until his death in December 1995. Mr. Busching was granted 5,000 options under the Director's Plan, which expired unexercised on December 2, 1996.

AMENDMENT OF PLANS.

         The Board of Directors may amend the Employee's Plan and the Directors' Plan at any time or may terminate such plans without approval of the stockholders; provided, however, that stockholder approval is required for any amendment to the Employee's Plan or the Directors' Plan which increases the number of shares for which options may be granted, changes the designation of the class of persons eligible to participate or changes in any material respect the limitations or provisions of the options subject to the

Employee's Plan or the Directors' Plan, as the case may be. However, no action by the Board of Directors or stockholders may alter or impair any option previously granted without the consent of the optionee.

PROFIT SHARING 401(k) PLAN AND TRUST.

         In 1994, the Company adopted the Profit Sharing 401(k) Plan and Trust (the "401(k) Plan"). All full time employees of the Company are eligible to participate in the 401(k) Plan on the first day of the quarter following three months of continuous employment with the Company.

         Under the 401(k) Plan, eligible employees are permitted to defer receipt of between 2% to 16% of their monthly compensation. The Company currently matches 50% of the employees' deferrals up to a maximum of 6% of their monthly base pay. Subject to certain restrictions, contributions to the 401(k) Plan will be invested by the trustees of the 401(k) Plan in accordance with the directions of each participant. The Company's contribution vests immediately.

         Participants or their beneficiaries are entitled to payment of benefits (i) upon retirement either at or after age 65, (ii) upon death or disability or (iii) upon termination of employment, if the participant elects to receive a distribution of his account balance prior to one of the events listed in (i) or (ii) above. In addition, hardship distributions and loans to participants from the 401(k) Plan are available under certain circumstances. The amount of benefits ultimately payable to a participant under the 401(k) Plan will depend on the performance of the investments to which contributions are made on the participant's behalf. During 1996, the Company contributed $110,876.15 to the 401(k) Plan.

EMPLOYEE STOCK PURCHASE PLAN.

         The Company's Stock Purchase Plan (the "Stock Purchase Plan"), which was approved by the stockholders of the Company in May 1995, covers 200,000 shares of Common Stock. Under the Stock Purchase Plan, employees and officers of the Company are eligible to participate in the Stock Purchase Plan after one year of full time employment with the Company. Each plan offering will be made quarterly utilizing payroll deductions to purchase shares of Common Stock. The purchase price of such shares will be equal to at least 85% of the lower of the fair market value of the Common Stock on the first and last day of the offering period. The first offering period under the Stock Purchase Plan commenced on April 1, 1996. During 1996, 2,390 shares were purchased with proceeds to the Company totalling $9,297.


BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Company's executive compensation program is administered by the Compensation Committee of the Company's Board of Directors, which is comprised of Messrs. Miller, Stuart and Thoma. Messrs. Miller, Stuart and Thoma are nonemployee directors of the Company. The Compensation Committee (i) reviews the contribution and salaries of the Named Executive Officers in relation to the success of the Company, (ii) establishes appropriate levels of compensation for such officers, including any incentive compensation to be awarded, (iii) reviews employee benefit programs, (iv) reviews proposed compensation plans applicable to the Company's other officers and employees, and (v) administers the Company's stock option plans. In reviewing the compensation of individual executive officers, the Compensation Committee takes under consideration the recommendations of management and current market conditions.

COMPENSATION PROGRAMS

         The Company's compensation programs are aimed at enabling it to attract and retain highly-talented executives and rewarding those executives commensurately with their ability and performance. The Company's compensation programs consist of base salary, a bonus plan and an employee equity incentive plan.

BASE SALARY

         Base salaries for executive officers are determined by the Compensation Committee based on recommendations of the Company's Chief Executive Officer and on the person's performance against personal objectives for the year, as well as the Company's performance against certain corporate objectives such as comparisons of budgeted amounts to actual amounts and overall profitability of the Company.

BONUS PLAN

         The Company maintains an incentive bonus plan pursuant to which executive officers may be awarded an annual bonus depending on his attainment of certain defined budget and corporate objectives as set by the Compensation Committee. No bonuses were granted for the 1996 year.


EMPLOYEE EQUITY INCENTIVE PLAN

         The Employees' Plan authorizes the Company to grant awards of stock options and performance awards, or a combination thereof, to qualified officers, employees and consultants of the Company.

          The Employees' Plan is intended to help the Company achieve its long-range goals by aligning the interests of the Company's officers, employees and consultants with its stockholders. The purpose of the Employees' Plan is to enable the Company to attract, retain and motivate its employees and to enable employees to participate in the long-term growth of the Company by providing for or increasing the proprietary interest of such employees in the Company.

         Subject to the terms and conditions of the Employees' Plan, the Compensation Committee determines the individuals to whom awards are granted, the type of award granted, the number of shares granted and, within certain limits set by the Employees' Plan, the vesting schedule, the type of consideration to be paid to the Company upon exercise of options and the terms of any option.

         No awards were made pursuant to the Employees' Plan in 1996.

OTHER BENEFITS

         In order to attract, motivate and retain high quality employees, the Company also maintains a broad-based benefits package, participation in which is not dependent upon performance. In general, executive officers participate on the same basis as other full time employees in the Company's employee benefit plans: the 401(k) Plan and the Stock Purchase Plan. See "--BENEFIT PLANS" above for information concerning such plans.


COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

         Mr. Hubbuch's base salary and bonus formula for fiscal year 1996 were established in the Hubbuch Employment Agreement. The principal performance-related component of his compensation is his annual bonus, which is detailed in the Hubbuch Employment Agreement. No bonus was awarded for the 1996 year.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         In 1996, executive officer compensation decisions were made by the Compensation Committee, consisting of Messrs. Miller, Stuart and Thoma. No member of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries during 1996. None of the Company's directors or officers were customers of, or had borrowing transactions with, the Company or its subsidiaries in the past fiscal year, and none of the executive officers have interlocking or other relationships with other boards that require disclosure under Item 402(j) of Regulation S-K of the Securities and Exchange Act of 1934, as amended.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who beneficially own greater than 10% of a registered class of the Company's equity securities to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission and the Nasdaq Stock Market. Based solely upon its review of copies of the Section 16(a) reports the Company has received, the Company believes that during its fiscal year ended December 31, 1996, all of its directors, executive officers and greater than 10% beneficial were in compliance with their filing requirements.

                               PERFORMANCE GRAPH

         The following graph provides a comparison of the cumulative total stockholder return on the Company's Common Stock since the Company's initial public offering on July 21, 1995 with the cumulative total return on the NASDAQ Composite and the Peer Group over the same period assuming the investment of $100 in the Company's Common Stock, the NASDAQ Composite and the Peer Group on July 21, 1995 and the reinvestment of all dividends.


                          [TOTAL RETURN PERFORMANCE]
                                    [GRAPH]


                                                                       PERIOD ENDING
                                        --------------------------------------------------------------------------------------------
INDEX                                   7/21/95         12/31/95      3/31/96         6/30/96        9/30/96         12/31/96
------------------------------------------------------------------------------------------------------------------------------------
MS Financial, Inc.                      100.00           53.40          48.54           48.54           26.70            7.29
NASDAQ-Total US                         100.00          109.95         115.09          124.48          128.92          135.25
SNL SUBPRIME SubPrime Lenders Index     100.00          105.94         127.61          123.56          142.10          135.87

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Except as set forth below, the Company does not know of any person who beneficially owns more than five percent of the Company's Common Stock (the only class of equity securities of the Company beneficially owned by the following persons) or has the right to acquire more than 5% of the Common Stock within 60 days of February 28, 1997. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares.

                                    UNRESTRICTED
                                 STOCK BENEFICIALLY    OPTION SHARES
            NAME AND ADDRESS      OWNED, EXCLUDING      EXERCISABLE   PERCENT
           OF BENEFICIAL OWNER         OPTIONS        WITHIN 60 DAYS  OF CLASS
           -------------------    ----------------    --------------  --------
 MS Diversified Corporation(1)       4,320,000              __        41.42%
    715 S. Pear Orchard Road
    Suite 400
    Ridgeland, Mississippi
    39157

 Golder, Thoma, Cressey, Rauner,     3,720,000              __        35.67%
 Inc.(2)
    6100 Sears Tower
    Chicago, Illinois  60606

------------------
(1) All of such shares of Common Stock are held by MS Financial Services, Inc., a wholly owned subsidiary of MS Diversified Corporation.
(2) All of such shares of Common Stock are held by Golder, Thoma, Cressey, Rauner Fund IV, L.P. ("GTCR IV"). Golder, Thoma, Cressey, Rauner, Inc. serves as the general partner of Golder, Thoma, Cressey, Rauner IV, L.P., which in turn serves as the general partner of GTCR IV.

         The following table sets forth the shares of Common Stock (the only class of equity securities of the Company beneficially owned by the following persons) beneficially owned on February 28, 1997 by: (i) by each director of the Company and each executive officer named in the Summary Compensation Table and
(ii) by all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares.

                                              UNRESTRICTED
                                           STOCK BENEFICIALLY        OPTION SHARES
                                            OWNED, EXCLUDING          EXERCISABLE            PERCENT
                  NAME                           OPTIONS            WITHIN 60 DAYS           OF CLASS
                  ----                      ----------------        --------------           --------
 James B. Stuart, Jr.  . . . . . . . .           3,680                   1,000                  .04%

 Philip J. Hubbuch, Jr.  . . . . . . .              --                 222,932                   --

 Philip A. Canfield  . . . . . . . . .           2,000                   1,000                  .02%

 Carl Herrin . . . . . . . . . . . . .              --                   1,000                   --

 Harold A. Hogue . . . . . . . . . . .           3,500                  30,338                  .03%

 Robert P. Plummer . . . . . . . . . .             500                   1,000                   *

 Vann R. Martin  . . . . . . . . . . .           5,461                 111,465                  .05%

 E. Peter Healey . . . . . . . . . . .          19,478                  58,667                  .19%

 Reed Bramlett . . . . . . . . . . . .             --                    1,000                   --

 Carl Thoma . . . . . . . . . . . . .              --                    1,000                   --

 Bruce Miller . . . . . . . . . . . .              --                    1,000                   --

 All other officers  . . . . . . . . .           1,602                   5,000                  .02%

 All directors and current
      officers as a group  . . . . . .          36,221                 435,402                  .35%

----------------------------
* The total number of shares of Common Stock owned by Mr. Plummer constitutes less than .01% of the shares of Common Stock outstanding.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         MS Casualty. In 1982, MSD founded MS Casualty Insurance Company ("MS Casualty") to provide casualty insurance in connection with the purchase of motor vehicles. Each automotive dealer from which the Company purchases retail installment contracts ("Installment Contracts"), which are originated by a dealership that sells new and used automobiles and light duty trucks, currently obtains a repossession loss policy from MS Casualty with respect to each vehicle financed. The Company acts as administrative agent for MS Casualty in the sale of such repossession loss policies. If an automobile is subsequently repossessed and sold, MS Casualty pays benefits to the Company for certain losses associated therewith. During 1996, the Company received from MS Casualty $10,554,071 in claim payments associated with losses on such repossession loss policies. In addition, during 1996, repossession insurance premiums of $4,506,917 were received from automotive dealers by the Company and paid to MS Casualty in respect of Installment Contracts purchased by the Company. Pursuant to an experience refund agreement between MS Casualty and the Company, MS Casualty also pays the Company underwriting profits, if any, calculated in accordance with an agreed upon formula. The Company did not record any experience refund income on the MS Casualty insurance contract in 1996.

         MS Life. In 1973, MSD founded MS Life Insurance Company ("MS Life") to provide life and accident and health insurance in connection with the purchase of motor vehicles. The Company receives commissions on certain Installment Contracts from the sale of MS Life insurance policies to automobile purchasers for which the Company has purchased an Installment Contract. During 1996, the Company received commissions of $685,704 on written insurance premiums of $1,685,138 from the sale of MS Life insurance policies. Pursuant to an experience refund agreement between MS Life and the Company, MS Life also annually pays the Company underwriting profits, if any.

         Other MSD Affiliates.  MS Dealer Service Corporation and United
Service Protection Corporation, also affiliated companies, together with MS Casualty, provide warranty extension contracts to borrowers under certain of its Installment Contracts. The Company is named as an additional insured under the contractual liability policy that insures the warranty extension Installment Contracts. Premiums for such insurance are financed in the Installment Contract. During 1996, written premiums totaling $1,379,908 for such insurance were financed in the Installment Contracts for which the Company received commissions of $747,815.

         Lease with MSD. The Company presently leases its approximately 14,000 square foot headquarters from MSD pursuant to a sublease entered into in December 1993. In 1996, the Company paid MSD $174,133 for such sublease.

         Affiliated Dealers. In 1996, the Company purchased approximately 5.8% of the Company's outstanding Installment Contracts from a dealership that is partially owned by Carl Herrin, a director of the Company.

         This report contains statements as to the future events or plans which are uncertain and subject to change. Uncertainties include changes in the quality of the Company's portfolio of Installment Contracts, the Company's ability to comply with its loan covenants, the potential loss of revenues from servicing fees, the Company's inability to maintain adequate finding sources, and the possibility that the proposed Merger with Search will not be consummated.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this report.
          (1)      Consoliated financial statements
                      Independent Auditors' Report
                      Consolidated Balance Sheets, December 31, 1995 and 1996 Consolidated Statements of Operations, years ended
                        December 31, 1994, 1995 and 1996
                      Consolidated Statements of Stockholders' Equity, years
                        ended December 31, 1994, 1995 and 1996
                      Consolidated Statements of Cash Flows, years ended
                         December 31, 1994, 1995 and 1996
                      Notes to Consolidated Financial Statements
          (2) Financial Statement Schedules normally required on Form 10-K are omitted since they either are not applicable or the required information is included in the notes to the consolidated financial statements.
          (3) Exhibit index is below at item (c) and exhibits are filed herewith.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c) Exhibits

         3.1.1*     --    Amended and Restated Certificate of Incorporation of the Company dated
                          December 15, 1993.
         3.1.2*     --    Form of Second Amended and Restated Certificate of Incorporation.
         3.2.1*     --    Bylaws of the Company.
         3.2.2*     --    Form of Amended and Restated Bylaws of the Company.
         4.1****    --    Form of Common Stock Certificate
         10.1*      --    Third Amended and Restated Revolving Loan Agreement (the "Revolving Credit Facility") dated as of April 1, 1995 among National Westminster Bank, N.A. ("NatWest Bank"), as agent, the banks signatories thereto and the Company.
         10.2*      --    Form of Consent dated April __, 1995 of NatWest, as agent, and the banks signatories to the
                          Revolving Credit Facility.
         10.3**     --    Amended and Restated Security Agreement dated as of June 15, 1994 between the Company and
                          NatWest Bank, as agent.
         10.4**     --    Amended and Restated Pledge Agreement dated as of June 15, 1994 between NatWest Bank and the
                          Company.
         10.5*      --    Receivables Purchase Agreement and Assignment dated as of April 1, 1995 among the Company, MS
                          Auto Receivables Company ("MARCO") and MS Auto Credit, Inc. ("MS Auto").
         10.6*      --    Repurchase Agreement dated as of April 1, 1995 among Telluride Funding Corp. ("Telluride") and
                          MARCO.
         10.7*      --    Servicing Agreement dated as of April 1, 1995 among the Company, Telluride, MARCO, MS Auto,
                          Black Diamond Advisers, Inc. and Norwest Bank Minnesota, National Association ("Norwest").
         10.8*      --    Security Agreement dated as of April 1, 1995 among the Company, MS Auto, MARCO, Telluride,
                          Financial Security Assurance Inc. ("FSA") and Norwest.
         10.9*      --    Custodian Agreement dated as of April 1, 1995 among the Company, MS Auto, Norwest, Telluride,
                          MARCO and FSA.

         10.10*     --    Registration Rights Agreement dated January 3, 1994 among the Company, MSFS and GTCR IV.
         10.11*     --    Stockholders Agreement dated January 3, 1994 among the Company, MSFS and GTCR IV.
         10.12**    --    Form of Employees' Stock Purchase Plan.
         10.13**    --    Form of Directors' Stock Option Plan.
         10.14.1*   --    Employees' Equity Incentive Plan dated December 15, 1993.
         10.14.2**  --    Form of Amended and Restated Employee's Equity Incentive Plan.
         10.15*     --    Form of Indemnification Agreement.
         10.16*     --    Consultant Agreement dated as of January 1, 1994 between the Company   and Harold Hogue.
         10.17*     --    Non-Qualified Stock Option Agreement with Harold Hogue dated January 3, 1994.
         10.18*     --    Experience Refund Agreement dated December 15, 1993 between MS Life and the Company.
         10.19*     --    Experience Refund Agreement dated December 15, 1993 between MS Casualty and the Company.
         10.20*     --    Experience Refund Agreement dated December 15, 1993 between MS Casualty, NatWest Bank and the
                          Company.
         10.21*     --    Managing General Agency Agreement dated January 1, 1994 between MS Casualty and the Company.
         10.22*     --    Office Building Sublease Agreement dated January 1, 1994 between MS Diversified, Inc. ("MSD")
                          and the Company.
         10.23*     --    Tax Indemnification Agreement dated as of November 30, 1993 among MSD, MS Financial Services,
                          Inc. ("MSFS") and the Company.
         10.24*     --    Agreement for Purchase and Sale of Assets and Assumption of Liabilities dated November 15, 1993 between MSFS and the Company.
         10.25**    --    Purchase Agreement dated as of September 1, 1994 between the Company and MARCO.
         10.26**    --    Pooling and Servicing Agreement dated as of September 1, 1994 among MARCO, the Company and
                          Norwest.
         10.27**    --    Servicing Assumption Agreement dated as of September 1, 1994 between the Company and Norwest.
         10.28**    --    Letter Agreement dated September 14, 1994 among the Company, MARCO, Norwest and FSA.
         10.29**    --    Insurance and Indemnity Agreement dated as of September 14, 1994 among FSA, MARCO and the
                          Company.
         10.30**    --    Indemnification Agreement dated as of September 14, 1994 among FSA, MARCO, the Company and
                          Kidder, Peabody & Co. Incorporated.
         10.31**    --    Financial Guaranty Insurance Policy No. 50316-N dated September 14, 1994 from FSA.
         10.32**    --    Letter Agreement dated September 14, 1994 among FSA, MARCO and the Company.
         10.33*     --    Second Amended and Restated Stock Pledge Agreement dated as of April 1, 1995 between MSFS, FSA and Norwest.
         10.34*     --    Spread Account Agreement dated as of April 11, 1995 among MARCO, FSA and Norwest and related warehouse series supplement.
         10.35**    --    Pooling and Servicing Agreement dated as of September 1, 1993 among MARCO, MSFS and Norwest.
         10.36**    --    Purchase Agreement dated as of September 1, 1993 between MSFS, and MARCO.
         10.37**    --    Financial Guaranty Insurance Policy No. 50264-N dated September 28, 1993.
         10.38**    --    Insurance and Indemnity Agreement dated as of September 28, 1993, among FSA, MARCO and MSFS.
         10.39**    --    Indemnification Agreement dated as of September 28, 1993 among FSA, MARCO, MSFS and Bear
                          Stearns & Co. Inc.
         10.40**    --    Letter Agreement dated September 28, 1993 among MSFS, MARCO and FSA.

         10.41**    --    Amended and Restated Stock Pledge Agreement dated as of September 28, 1993 among MSFS, MARCO,
                          FSA and Norwest.
         10.42**    --    Pledge and Security Agreement dated September 28, 1993 among MARCO, FSA and Norwest.
         10.43**    --    Letter Agreement dated September 28, 1993 among MARCO, MSFS, Norwest and FSA.
         10.44*     --    Insurance and Indemnity Agreement dated as of April 1, 1995, among FSA, MARCO, the Company and
                          Telluride.
         10.45.1*   --    Management Agreement dated January 1, 1994 among the Company, MSB and Philip J. Hubbuch, Jr.
                          ("Hubbuch").
         10.45.2**  --    Form of Amended and Restated Management Agreement dated July 21, 1995 among the Company, MSB and Hubbuch.
         10.46.1*   --    Management Agreement dated February 15, 1994 among the Company, MS Byrider, Inc. ("MSB") and E.
                          Peter Healey ("Healey").
         10.46.2**  --    Form of Amended and Restated Management Agreement dated July 21, 1995 among the Company, MSB and Healey.
         10.47.1*   --    Management Agreement dated January 1, 1994 between the Company and Vann R. Martin ("Martin").
         10.47.2**  --    Form of Amended and Restated Management Agreement dated July 21, 1995 between the Company and
                          Martin.
         10.48*     --    Option Agreement with Hubbuch dated January 3, 1994.
         10.49*     --    Option Agreement with Healey dated February 15, 1994.
         10.50*     --    Option Agreement with Martin dated January 3, 1994.
         10.51*     --    Equity Purchase Agreement dated January 3, 1994 among the Company, MSFS and GTCR IV.
         10.52**    --    Premium Letter dated April 20, 1995 among the Company, MARCO and FSA.
         10.53***   --    Conversion Agreement among the Company, GTCR IV, MSD and MSFS.
         10.54*****  --   Purchase Agreement dated as of September 1, 1995, among the Company and MARCO.
         10.55*****  --   Pooling and Servicing Agreement dated as of September 1, 1995 among MARCO, the Company, and
                          LaSalle National Bank.
         10.56*****  --   Servicing Assumption Agreement dated as of September 1, 1995 between the Company and LaSalle
                          National Bank.
         10.57***** --    Insurance and Indemnity Agreement dated as of September 1, 1995 among FSA, MARCO and the Company.
         10.58***** --    Indemnification Agreement dated as of September 1, 1995 among FSA, MARCO, the Company and Bear
                          Stearns & Co., Inc.
         10.59***** --    Financial Guaranty Insurance Policy No.50395-N dated September 21, 1995 from FSA.
         10.60***** --    Letter Agreement dated September 21, 1995 among FSA, MARCO and the Company.
         11+        --    Computation of earnings per share.
         21**       --    List of material subsidiaries.
         23+        --    Independent Auditors' Consent

---------------------

* Incorporated herein by reference from the Registration Statement dated May 30, 1995.
** Incorporated herein by reference from the Amendment No. 1 to the Registration Statement dated June 16, 1995.
*** Incorporated herein by reference from the Amendment No. 2 to the Registration Statement dated July 13, 1995.
**** Incorporated herein by reference from the Amendment No. 3 to the Registration Statement dated July 21, 1995.
*****    Incorporated herein by reference from the 1995 10K dated March 27,
         1996.
+        Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, this 10-K has been signed below by the following persons in the capacities and on the dates indicated.


    Signatures                                     Title                                      Date
    ----------                                     -----                                      ----
/s/  James B. Stuart, Jr.                          Chairman of the Board                  March 21, 1997
------------------------------------------
James B. Stuart, Jr.


/s/ Vann R. Martin                                 President and Chief Operating Officer  March 21, 1997
------------------------------------------
Vann R. Martin


/s/ Reed Bramlett                                  Director                               March 21, 1997
-------------------------------------------
Reed Bramlett


/s/ Philip A. Canfield                             Director                               March 21, 1997
------------------------------------------
Philip A. Canfield


/s/ Carl Herrin                                    Director                               March 21, 1997
----------------------------------------------
Carl Herrin


/s/ Harold A. Hogue                                Director                               March 21, 1997
----------------------------------------
Harold A. Hogue


/s/ Bruce Miller                                   Director                               March 21, 1997
--------------------------------------------
Bruce Miller


/s/ Robert Plummer                                 Director                               March 21, 1997
----------------------------------------
Robert Plummer


/s/ Carl D. Thoma                                  Director                               March 21, 1997
---------------------------------------------
Carl D. Thoma


/s/ Dale Miller                                    Controller                             March 21, 1997
----------------------------------------------     (Principal Accounting Officer)
Dale Miller

                               MS FINANCIAL, INC.

                       Consolidated Financial Statements

                           December 31, 1995 and 1996

                  (With Independent Auditors' Report Thereon)

                               MS FINANCIAL, INC.

                   Index to Consolidated Financial Statements



                                                                         Page
                                                                         ----
Independent Auditors' Report                                             F-2


Consolidated Balance Sheets as of December 31, 1995 and 1996             F-3


Consolidated Statements of Operations, years ended
   December 31, 1994, 1995 and 1996                                      F-4


Consolidated Statements of Stockholders' Equity, years
   ended December 31, 1994, 1995 and 1996                                F-5


Consolidated Statements of Cash Flows, years ended
   December 31, 1994, 1995 and 1996                                   F-6 - F-7


Notes to Consolidated Financial Statements                            F-8 - F-29

                          Independent Auditors' Report


The Board of Directors and Stockholders
MS Financial, Inc.:

We have audited the accompanying consolidated balance sheets of MS Financial, Inc. and subsidiary as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MS Financial, Inc. and subsidiary at December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company experienced in 1996 material increases in delinquencies and losses on owned and serviced installment contracts, a substantial net loss, and reduced availability of financing.
These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.



Jackson, Mississippi                                      KPMG Peat Marwick LLP
February 24, 1997

                       MS FINANCIAL, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                           December 31, 1995 and 1996
                       (in thousands, except share data)

                                   Assets

                                                                                       1995            1996
                                                                                    ---------      ---------
Cash and cash equivalents                                                           $     888          1,454
Installment contracts and amounts due under securitizations, net                       40,516         86,694
Property and equipment, net                                                             1,211          1,561
Repossessed automobiles, net of valuation allowance of $2,800 in 1996                   1,388          2,933
Installment contract origination program acquisition cost,
    net of accumulated amortization of $537 in 1995                                       346           --
Income taxes receivable                                                                   223          6,234
Deferred income taxes                                                                   1,022           --
Other assets                                                                            4,124          2,559
                                                                                    ---------      ---------

               Total assets                                                         $  49,718        101,435
                                                                                    =========      =========

                   Liabilities and Stockholders' Equity

Liabilities:
    Notes payable                                                                   $    --           75,813
    Collections due investors                                                               5             27
    Dealer reserve and holdback accounts                                                  290            222
    Unearned commissions                                                                1,695            987
    Accounts payable and accrued expenses                                               2,744          2,632
                                                                                    ---------      ---------
                   Total liabilities                                                    4,734         79,681
                                                                                    ---------      ---------
Stockholders' equity:
    Preferred stock, par value $.001 per share, 5,000,000
       shares authorized, none outstanding                                               --             --
    Common stock, par value $.001 per share, 50,000,000 shares
       authorized, 10,800,000 shares issued and outstanding                                11             11
    Additional paid-in capital                                                         27,660         27,660
    Retained earnings (accumulated deficit)                                            18,373         (3,641)
                                                                                    ---------      ---------
                                                                                       46,044         24,030
    Treasury stock, 174,000 and 371,610 shares of common, at cost                      (1,060)        (2,276)
                                                                                    ---------      ---------
                   Total stockholders' equity                                          44,984         21,754
                                                                                    ---------      ---------
Commitments and contingencies
                                                                                    $  49,718        101,435
                                                                                    =========      =========


          See accompanying notes to consolidated financial statements.

                       MS FINANCIAL, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations
                  Years ended December 31, 1994, 1995 and 1996
                     (in thousands, except per share data)


                                                                         1994        1995        1996
                                                                      --------    --------    --------
Interest and fee income on installment contracts
    and securitizations                                               $ 10,008      12,449      14,909
Other interest income                                                        4         100          70
Interest expense                                                        (2,441)     (3,587)     (5,371)
                                                                      --------    --------    --------
                   Net interest income before loss provisions            7,571       8,962       9,608

Provision for possible losses on installment contracts                     685         826      20,103
Provision for impairment of amounts due under securitizations             --          --         3,000
Provision for possible losses on repossessed automobiles                  --          --         2,800
                                                                      --------    --------    --------
                   Net interest income (loss) after loss provisions      6,886       8,136     (16,295)
                                                                      --------    --------    --------

Other income:
    Insurance commissions                                                1,456       1,823       1,329
    Gains on securitizations                                             2,492       7,072        --
    Service fee income                                                   1,235       1,951       2,668
    Experience refund on insurance policy                                  900        --          --
    Other income                                                           627         760         753
                                                                      --------    --------    --------
                   Total other income                                    6,710      11,606       4,750
                                                                      --------    --------    --------

Operating expenses:
    Salaries and employee benefits                                       3,398       5,046       6,942
    Loss on sale of installment contracts                                 --          --            81
    Other operating expenses                                             3,191       4,294       8,081
                                                                      --------    --------    --------
                   Total operating expenses                              6,589       9,340      15,104
                                                                      --------    --------    --------

Income (loss) before income taxes                                        7,007      10,402     (26,649)

Income tax expense (benefit)                                             2,622       3,901      (4,635)
                                                                      --------    --------    --------

                   Net income (loss)                                  $  4,385       6,501     (22,014)
                                                                      ========    ========    ========

Net income (loss) per share                                           $    .47         .65       (2.11)
                                                                      ========    ========    ========

Average shares and common equivalent shares outstanding                  9,332       9,932      10,433
                                                                      ========    ========    ========



          See accompanying notes to consolidated financial statements.

                       MS FINANCIAL, INC. AND SUBSIDIARY
                Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1994, 1995 and 1996
                       (in thousands, except share data)


                                                                    Retained
                                                       Additional   earnings
                                            Common      paid-in    accumulated    Treasury
                                            stock       capital      deficit)       stock         Total
                                         ----------   ----------   -----------   ----------    ----------
Balance, December 31, 1993               $        9        6,222        7,487          --         13,718

Net income                                     --           --          4,385          --           4,385
                                         ----------   ----------   ----------    ----------    ----------

Balance, December 31, 1994                        9        6,222       11,872          --          18,103

Proceeds of initial public offering of
    2,000,000 shares of common
    stock, net of offering costs of
    $877                                          2       21,438         --            --          21,440

Purchase of 174,000 shares of
    common stock                               --           --           --          (1,060)       (1,060)

Net income                                     --           --          6,501          --           6,501
                                         ----------   ----------   ----------    ----------    ----------

Balance, December 31, 1995                       11       27,660       18,373        (1,060)       44,984

Purchase of 200,000 shares of
    common stock                               --           --           --          (1,225)       (1,225)

Proceeds from sale of 2,390 shares
    of treasury stock under Stock
    Purchase Plan                              --           --           --               9             9

Net loss                                       --           --        (22,014)         --         (22,014)
                                         ----------   ----------   ----------    ----------    ----------

Balance, December 31, 1996               $       11       27,660       (3,641)       (2,276)       21,754
                                         ==========   ==========   ==========    ==========    ==========




          See accompanying notes to consolidated financial statements.

                       MS FINANCIAL, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                  Years ended December 31, 1994, 1995 and 1996
                                 (in thousands)


                                                                        1994        1995        1996
                                                                      --------   --------    --------
Cash flows from operating activities:
    Net income (loss)                                                 $  4,385       6,501     (22,014)
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
           Provision for possible losses on installment contracts          685         826      20,103
           Provision for impairment of amounts due
              under securitizations                                       --          --         3,000
           Provision for possible losses on repossessed automobiles       --          --         2,800
           Provision for deferred income taxes                              70         186       1,022
           Depreciation and amortization                                   241         321         723
           Gains on securitizations                                     (2,492)     (7,072)       --
           Loss on sale of installment contracts                          --          --            81
           Changes in operating assets and liabilities, net             (1,662)        504      (1,070)
                                                                      --------    --------    --------
                   Net cash provided by operating activities             1,227       1,266       4,645
                                                                      --------    --------    --------
Cash flows from investing activities:
    Installment contracts originated                                   (63,855)    (83,077)   (109,796)
    Installment contracts repaid, including repossession
       proceeds                                                         10,181      16,711      15,595
    Proceeds from securitizations                                       33,248      81,560        --
    Proceeds from sale of installment contracts                           --          --        14,427
    Repayment of amounts due under securitizations                       2,205       2,425       1,681
    Investment in MS Auto Credit, Inc.                                    (500)       --          --
    Repurchase of installment contracts sold in
       1992 securitization                                              (4,349)       --          --
    Surety premiums paid under securitizations                            (273)       (248)       (356)
    Capital expenditures                                                  (720)       (693)       (727)
    Proceeds from sale of investment in MS Auto Credit, Inc.              --          --           500
                                                                      --------    --------    --------
                   Net cash provided by (used in)
                       investing activities                            (24,063)     16,678     (78,676)
                                                                      --------    --------    --------





                                                                     (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                 (in thousands)



                                                                1994         1995        1996
                                                               --------    --------    --------
Cash flows from financing activities:
    Net proceeds from issuance of common stock                     --        21,440        --
    Proceeds from notes payable                                  50,750      56,050      93,100
    Repayments of notes payable                                 (29,753)    (92,093)    (17,287)
    Purchase of treasury stock                                     --        (1,060)     (1,225)
    Proceeds from sale of treasury stock                           --          --             9
    Net change in pending advances under notes payable            1,903      (1,903)       --
                                                               --------    --------    --------
                   Net cash provided by (used in)
                       financing activities                      22,900     (17,566)     74,597
                                                               --------    --------   --------
                   Net increase in cash and cash equivalents         64         378         566

Cash and cash equivalents, beginning of year                        446         510         888
                                                               --------    --------    --------

Cash and cash equivalents, end of year                         $    510         888       1,454
                                                               ========    ========    ========

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
       Interest                                                $  1,653       3,649       3,558
                                                               ========    ========    ========

       Income taxes                                            $  3,818       4,077         266
                                                               ========    ========    ========

    Noncash investing activity:
       Repossession of automobiles                             $  6,367      17,272      37,989
                                                               ========    ========    ========





          See accompanying notes to consolidated financial statements.

                       MS FINANCIAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                        December 31, 1994, 1995 and 1996



(1)   Summary of Significant Accounting Policies

      (a)   Principles of Consolidation and Business

            The consolidated financial statements include the accounts of MS
               Financial, Inc. (the Company) and its wholly-owned subsidiary, MS Auto Receivables Company (MARCO). All significant intercompany accounts have been eliminated in consolidation.

            The Company's principal business activity is to purchase, resell to investors and service retail automobile sales contracts.
               Several of the dealers from whom the Company purchases such retail sales contracts are affiliates of stockholders of MS Diversified Corporation (MS Diversified). Retail sales contracts are purchased from dealers located principally in the Southeast, Southwest and Midwest regions of the United States.

      (b)   Income Recognition

            Interest income from installment contracts is recognized using the interest method adjusted for estimated prepayments of the installment contracts. Prepayments are estimated based on historical performance of the Company's loan portfolio. Accrual of interest income does not cease for delinquent installment contracts because any amounts would be immaterial due to the short delinquency period allowed before repossession of the underlying collateral.

            Interest income from securitizations is recognized using the interest method based on actual and expected cash flows and the estimated rate of return on the recorded investment. For each securitization, the Company periodically evaluates amounts due under securitizations for impairment based on expected discounted cash flows, as revised for actual cash flows through the evaluation date. As a result of such analyses, the Company recognized a $3.0 million impairment in 1996 on amounts due under its 1995 securitization.

            Insurance commissions are recognized as income using methods which approximate the method indicated:

                  Credit life insurance - interest method
                  Accident and health insurance - relation to anticipated claims Warranty extension insurance - straight-line

                                                                     (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements



            Installment contract extension fees are recognized when collected.
               During 1995, the Company began deferring collection of extension fees from certain borrowers and adding those fees to the installment contract balance. Such deferred extension fees are recorded as deferred income and are recognized when collected after the full repayment of the installment contract.

            Deferrable costs on the origination of installment contracts are not material and are expensed when incurred. Servicing fee income is recognized when earned.

      (c)   Securitization Transactions

            Sales of installment contracts under securitization transactions are recognized under the provisions of Statement of Financial Accounting Standards (SFAS) No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse." Gains on securitization transactions are calculated based on the difference between the sales price and the allocated basis of the installment contracts sold. The investment in installment contracts is allocated between the portion sold and the portion retained based on the relative fair values of the portion sold and the portion retained on the date of sale. In estimating fair values, the Company considers prepayment and default risks and discounts estimated cash flows at interest rates that are commensurate with the risks involved and consistent with rates a non-affiliated purchaser may require. All anticipated costs, including estimated recourse obligations, associated with the securitizations are offset against the gain recognized.

      (d)   Allowance for Possible Losses on Installment Contracts

            The allowance for possible losses is intended to cover losses on owned installment contracts, as well as securitized installment contracts. Losses on securitized installment contracts are limited to amounts recorded as investment in the subordinated trust certificates and amounts due under securitizations. Provisions for possible losses on installment contracts are charged to income in amounts sufficient to absorb any repossession expenses, delinquent interest and unpaid installment contracts balances in excess of the insurance provided by MS Casualty Insurance Company (MS Casualty - see note 8). Credit loss experience, contractual delinquency of installment contracts, the value of underlying collateral, repossession loss insurance and other factors are considered by management in assessing the adequacy of the allowance for possible losses on installment contracts.



                                                                     (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements



      (e)   Property and Equipment and Repossessed Automobiles

            Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided for furniture and fixtures using the straight line method over the estimated useful lives of the related assets which range from five to six years. Leasehold improvements are depreciated using the straight-line method over the lives of the leases which range from seven to eight years.

            Repossessed automobiles are carried at the lower of cost (unpaid installment contract balance) or fair value, less the costs of disposition. In determining fair value, management considers the estimated selling price of the automobile, repossession loss insurance proceeds from MS Casualty and rebates on credit life insurance, other insurance and extended warranties. At December 31, 1996, management provided an allowance for possible losses on repossessed automobiles of $2.8 million. A valuation allowance was not previously considered necessary because of expected reimbursements under the Company's insurance arrangement with MS Casualty (see note 8) and the relatively lower levels of repossessed automobiles in prior periods.

      (f)   Installment Contract Origination Program Acquisition Cost

            The cost of acquiring the installment contract origination program was being amortized on a straight-line basis over ten years. During 1996, the remaining carrying value of this intangible asset ($257 thousand) was expensed because of the uncertainties associated with its value as a result of the Company's substantial 1996 net loss.

      (g)   Income Taxes

            Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.





                                                                    (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements



            Prior to December 1993, the results of the Company's operations
               (including its predecessor) were included in MS Diversified's consolidated income tax returns and income taxes were allocated to and provided for by the Company (including its predecessor) as if it filed separate income tax returns. MS Diversified has agreed to hold the Company harmless from any deficiency if any tax return filed by the Company, or any tax return filed by MS Diversified on behalf of the Company, for any period prior to December 1993 was not true and correct in all material respects in accordance with all applicable tax laws then in effect.

      (h)   Cash Equivalents

            The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

      (i)   Net Income (Loss) Per Share

            Net income (loss) per share is computed by dividing net income
               (loss) for the period by the weighted average number of common shares outstanding plus common stock equivalent shares issuable upon exercise of stock options. Stock options issued prior to the Company's initial public offering of stock are treated as outstanding for all periods presented.

       (j)  Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for possible losses on installment contracts, the carrying value of amounts due under securitizations and the valuation of repossessed automobiles. The Company believes that the allowance for possible losses on installment contracts is adequate. While the Company uses available information to recognize losses on installment contracts, future adjustments to the allowance may be necessary based on changes in economic conditions. The



                                                                     (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements



               Company also believes that discounted cash flows will be adequate to recover the Company's carrying value of amounts due under securitizations and the carrying value of repossessed automobiles. It is reasonably possible that the expectations associated with these estimates could change in the near term (i.e., within one year) and that the effect of any such changes could be material to the consolidated financial statements.

      (k)   Reclassifications

            Certain prior period amounts have been reclassified to conform with the 1996 presentation.

      (l)   Recent Accounting Pronouncements

            In June 1996, the Financial Accounting Standards Board issued
               Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125). SFAS No. 125 requires that an entity recognize the financial and servicing assets it controls and the liabilities it has incurred and derecognize financial assets when control has been surrendered and derecognize liabilities when extinguished. Standards are provided by this statement for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is generally effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. The Company plans to adopt SFAS No. 125 in its 1997 consolidated financial statements.

            Management of Company believes that SFAS No. 125 will have a material impact on its future financial statements, particularly in those periods when the Company completes a securitization transaction (see note 5). SFAS No. 125 will modify the Company's gain on securitization calculation, principally by allowing the Company to establish a servicing asset or liability for installment contracts sold based on relative fair values. Subsequently, the Company will be required to amortize its servicing asset or liability in proportion to and over the period of net servicing income or net servicing loss. The servicing asset or liability will then be assessed for impairment or increased obligation based on its fair value. Finally, the Company's retained interest in securitizations will be measured like investments in debt securities available-for-sale or trading and adjustments to fair value will be



                                                                     (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements



            reflected as a component of stockholders' equity for available-for-sale debt securities or as a component of net income or loss for debt securities held for trading. The Company is not aware of any other significant matters that might result from the adoption of SFAS No. 125.

(2)   Liquidity

      As reflected in the accompanying 1996 consolidated financial statements, the Company has suffered substantial losses and, accordingly, substantial reductions in stockholders' equity. These negative financial trends have resulted from material increases in delinquencies and losses on owned and serviced installment contracts. As a result, the Company is facing a severe liquidity problem because of (i) the lack of availability of funds under the Company's revolving credit facility (see note 7); (ii) the lack of availability of funds under the Warehouse Facility (see note 7);
            (iii) the Company's inability to complete a securitization in 1996; and (iv) the delay of payments to the Company under the Company's prior securitization programs (see note 5).

      To address the Company's liquidity problem, the Company engaged an investment banker to advise the Company on alternatives, formed a board committee to assist in addressing financial issues, renegotiated the terms of its revolving credit facility, sold $14.5 million of its installment contracts, reduced the number of its employees, scaled back the extent of its operations and is pursuing the merger of the Company (see note 3).

      There can be no assurance that the Company's efforts to alleviate its liquidity problems and restore its operations will be successful. If the Company is unsuccessful in its efforts, it may be unable to meet its obligations, which raises substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to continue as a going concern and is forced to liquidate assets to meet its obligations, the Company may not be able to recover the recorded amounts of such assets. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3)   Merger Agreement

      On February 7, 1997, the Company entered into an agreement and plan of merger (the Agreement) with Search Capital Group, Inc. (Search). The Agreement, if consummated, will result in the Company becoming a subsidiary of Search through the mutual exchange of common stock. Under the Agreement, each stockholder of the


                                                                     (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements



       Company would receive between .34 and .46 shares of Search common stock for each share of the Company's common stock, subject to adjustment in certain events. The exchange ratio will be determined based on the market price of Search's common stock during a prescribed valuation period preceding the Company's stockholder vote on the merger and an assumed $2.00 per share value of the Company's common stock, subject to adjustment in certain events. Among other conditions, the Agreement is subject to the filing of certain documents with, and approval of such documents by, the Securities and Exchange Commission and the affirmative vote of a majority of the Company's stockholders and Search's stockholders.

    If the Agreement is terminated under certain conditions, the Company may be obligated to pay a fee to Search of up to $700 thousand. Further, the Agreement calls for a monthly fee of $100 thousand payable to Search for operational assistance to be provided by Search to the Company between February 7, 1997, and consummation of the merger. Such operational assistance fee is to be applied against the termination fee described above, if applicable.

(4) Installment Contracts and Amounts Due Under Securitizations

    A summary of installment contracts and amounts due under securitizations at December 31, 1995 and 1996 follows (in thousands):

                                                                       1995           1996
                                                                    ----------    ----------
Gross automobile installment contracts                              $  158,461       177,655
Unearned finance charges                                               (38,143)      (47,284)
                                                                    ----------    ----------
  Net automobile installment contracts                                 120,318       130,371
Installment contracts sold                                             (99,382)      (44,053)
                                                                    ----------    ----------
                                                                        20,936        86,318
Retained portion of installment contracts sold in securitizations        1,328           585
Other consumer installment contracts, net                                  134            69
                                                                    ----------    ----------
                Installment contracts                                   22,398        86,972
Amounts due under securitizations                                       19,720         9,784
                                                                    ----------    ----------
                                                                        42,118        96,756
Allowance for possible losses                                           (1,602)      (10,062)
                                                                    ----------    ----------
           Installment contracts and amounts
                due under securitizations, net                      $   40,516        86,694
                                                                    ==========    ==========





                                                                     (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


      At December 31, 1996, contractual maturities of installment contracts owned were (in thousands):

                          Portion        Other
           Automobile    retained of    consumer
           installment   installment   installment
           contracts     contracts      contracts
            owned           sold         owned           Total
           -----------   -----------   -----------     --------
1997       $ 29,664            204         69           29,937
1998         26,152            176         --           26,328
1999         18,392            124         --           18,516
2000          9,141             61         --            9,202
2001          2,969             20         --            2,989
           --------       --------     ------         --------
           $ 86,318            585         69           86,972
           ========       ========     ======         ========

      It is the Company's experience that a substantial portion of the installment contracts portfolio is either repaid or extended before contractual maturity dates. Further, the Company periodically sells installment contracts to investors and experiences repossessions and losses on its installment contracts. Therefore, the above tabulation is not to be regarded as a forecast of future cash collections. At December 31, 1995 and 1996, the Company had $5.1 million and $8.7 million of gross amounts due under installment contracts which had one or more payments delinquent more than 90 days.

      A summary of amounts due under securitizations at December 31, 1995 and 1996 follows (in thousands):

                                                        1995         1996
                                                      --------    --------
1996                                                  $ 14,055        --
1997                                                     7,667       6,188
1998                                                     1,755       5,382
Later years                                                392        --
                                                      --------    --------
                                                        23,869      11,570
Less:  amounts representing interest at
   14.6% and 14.5%, respectively                        (4,149)     (1,786)
                                                      --------    --------

Present value of estimated future net cash receipts   $ 19,720       9,784
                                                      ========    ========





                                                                     (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements



      Amounts due under securitizations represent the present value of estimated future cash flows for the interest differential on the installment contracts sold, net of surety premiums and other costs.

      Transactions in the allowance for possible losses on installment contracts follow (in thousands):

                                                  1994        1995        1996
                                                --------    --------    --------
Balance at beginning of year                    $  1,211       1,340       1,602

Charge-offs and repossession expenses             (2,288)     (6,355)    (21,180)
Recoveries, principally insurance proceeds,
   net of deductibles of $330, $1,195 and
   $828 (see note 8)                               1,732       4,607       9,537
                                                --------    --------    --------
             Net charge-offs and repossession
                expenses                            (556)     (1,748)    (11,643)
Provision for recourse obligation on 1995
   securitization                                   --         1,184        --
Provision for possible losses on installment
   contracts                                         685         826      20,103
                                                --------    --------    --------

Balance at end of year                          $  1,340       1,602      10,062
                                                ========    ========    ========

(5)   Installment Contract Sales and Securitizations

      The Company periodically sells to investors automobile installment contracts purchased from automobile dealers and assigned to the Company. During 1994 and 1995, $35 million and $90 million, respectively, of installment contracts were sold in transactions whereby the installment contracts were transferred to trusts in which beneficial ownership interests were purchased by investors in the form of trust certificates. The Company purchased the subordinated portion of the trust certificates in the 1994 transaction. The Company remains contingently liable on the installment contracts sold, principally for losses attributable to default and prepayment risks. Under SFAS No. 77, the installment contracts purchased by outside investors are accounted for as sales and the corresponding net gains are recognized in the Company's consolidated financial statements. The Company's risk of accounting loss does not exceed amounts recorded as assets in the consolidated balance sheets as a result of the Company's securitization transactions.



                                                                     (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements



     If delinquencies on installment contracts sold in securitizations exceed certain predefined levels, the funding of cash collateral accounts that are held in trust for the benefit of the senior certificate holders is increased. The increase in the cash collateral accounts is funded with cash flows from the securitized installment contracts that otherwise would be forwarded to the Company. Further, the Company can be replaced as servicer by the issuer of the Company's financial guaranty insurance policy (see below). During 1996 these restrictive covenants were exceeded on the Company's 1993, 1994, and 1995 securitizations and the funding of the respective cash collateral accounts was increased as described above. At December 31, 1996, the cash collateral accounts for the 1994 and 1995 securitizations remained underfunded by approximately $10.5 million. This underfunding, which decreases as the principal balance of the installment contracts securitized decreases, will continue to defer cash available to the Company from the securitizations until certain reduced levels of delinquencies are achieved for specified time periods or required cash has been provided to fully fund the cash collateral accounts. Additionally, the Company has not been notified, nor does management expect for the Company to be notified, of any request for the Company's replacement as servicer on the installment contracts sold.

      In March and May of 1995, the Company entered into $80 million of U. S.
            Treasury interest rate futures that hedged the securitization which was consummated in September, 1995. Accordingly, the accumulated loss on the contracts of $1.25 million was paid at settlement of the contracts and included in the measurement of the gain on the securitization transaction.

      The Company obtains a financial guaranty insurance policy for the benefit of the senior certificate holders from an unrelated party. Distributions under the subordinated certificates are pledged to the issuer of the financial guaranty insurance policy and the stock of MARCO is pledged on a junior-lien basis to further secure the financial guaranty insurance policy.

      At December 31, 1995 and 1996, the Company was servicing for third parties installment contracts totaling approximately $99.4 million and $44.1 million, respectively. Of these amounts, $98.8 million and $44.0 million, respectively, represented the aggregate uncollected principal balance of installment contracts sold in securitizations. The Company remains contingently liable for loans serviced for third parties. The Company services these installment contracts and receives a service fee based on a percent of the outstanding principal balance.




                                                                     (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements



      At December 31, 1995 and 1996, the Company held approximately $1.3 million and $585 thousand of subordinated trust certificates arising from prior securitizations. These certificates are classified as installment contracts and amounts due under securitizations in the accompanying balance sheets and are carried at amortized cost as the Company has the positive intent and ability to hold these securities to maturity. These securities are not due at a single maturity date because principal repayments are dependent on the cash flows of the underlying installment contracts. The following table reflects the carrying value and estimated fair value of these securities (in thousands):

                          Carrying      Unrealized     Unrealized      Estimated
                          value           gains          losses        fair value
                        ------------   ------------   ------------    ------------
December 31, 1995       $      1,328           --              (75)          1,253
                        ============   ============   ============    ============

December 31, 1996       $        585           --              (19)            566
                        ============   ============   ============    ============

      Fair values have been estimated using anticipated cash flows discounted at rates a buyer of comparable certificates may require.

(6)   Property and Equipment

      A summary of property and equipment at December 31, 1995 and 1996 follows
            (in thousands):

                                            1995          1996
                                         ----------    ----------
Leasehold improvements                   $       92            94
Furniture and fixtures                        1,724         2,448
                                         ----------    ----------
                                              1,816         2,542
Less accumulated depreciation                  (605)         (981)
                                         ----------    ----------

           Property and equipment, net   $    1,211         1,561
                                         ==========    ==========

(7)   Notes Payable

      Notes payable consist of borrowings under a revolving credit facility with several commercial banks. This agreement, as amended December 16, 1996, provides for borrowings of up to $90 million; however, the agreement requires a mandatory reduction of the total facility to $65 million effective January 31, 1997. The borrowing


                                                                     (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements



            base for the commitment is generally equal to 85% of the net amount of eligible installment contracts, as defined. At December 31, 1996, the Company was over-advanced approximately $16.5 million based on the borrowing base formula. Advances under the revolving credit facility are secured by all assets of the Company. The final maturity of the facility, as amended December 16, 1996, is April 30, 1997. As described below, the revolving credit facility is expected to be amended further.

      In consideration of the pending merger described in note 3 and noncompliance with certain provisions of the revolving credit facility occurring subsequent to December 31, 1996, the Company and the banks involved entered into a letter agreement and consent dated February 19, 1997 that is intended to effectively amend the revolving credit facility described above. Under this agreement, the maturity of the revolving credit facility is extended to the earlier of May 15, 1997, the merger closing date or repayment of amounts due under the facility. Further, the aggregate commitment is reduced from $90 million to $75 million. The Company can request advances under the facility as long as the aggregate advances do not exceed $75 million and the over-advance (as described above) does not exceed $20 million. Additionally, the interest rate on the facility is reduced to the prime rate plus 100 basis points (9.25% on February 19, 1997).

      The agreement also provides for certain amendments to the facility to be entered into on the merger closing. These amendments are expected to provide for the refinancing of outstanding advances, a $25 million mandatory reduction of the commitment plus a proportionate reduction of the over-advance six months after the effective date of the merger, interest at the prime rate plus 100 basis points (1%), an additional fee to the banks of $350 thousand, and an extended maturity to the earlier of the first anniversary of the merger closing date, repayment of the then outstanding advances or any date that the repayment of the advances is accelerated under the agreement.

      Under the agreement in effect at December 31, 1996, interest was payable at the prime rate plus 300 basis points (11.25% at December 31, 1996). This rate of interest constitutes the default rate as defined in the agreement and is the contractual rate of interest from November 22, 1996 and continuing until the aggregate advances do not exceed $50 million and the over-advance does not exceed $5 million. Previously, the rate of interest was substantially lower and varied under a series of formulas based on the prime rate or LIBOR. The higher rate of interest was imposed under the revolving credit facility based on certain events of default that occurred in the fourth quarter of 1996, principally because of the Company's increasing delinquencies and losses on its owned and serviced installment contracts. The weighted average interest rate under the revolving credit facility was 8.1%, 8.9% and 10.2%, respectively, during 1994, 1995 and 1996.

                                                                     (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements



      The Company was required to pay a restructuring fee of 625 basis points
            (.625%) on the full amount of the commitment in three equal installments on the last business day of November, 1996, December, 1996 and January, 1997. The agreement contains certain restrictive covenants relative to delinquencies, capital expenditures, indebtedness, dividends and certain other items. Under these covenants the Company is presently unable to pay dividends on its common stock and does not expect to be able to pay dividends in the near future. At December 31, 1996, management believes the Company was in compliance with these restrictive covenants.

      Also, prior to the fourth quarter of 1996, the Company had available a $50 million "warehouse" revolving credit securitization facility (the Warehouse Facility). The Warehouse Facility allowed the Company to transfer pools of installment contracts for a term securitization. Accordingly, the Company was required to repurchase installment contracts that had been in the Warehouse Facility for more than twelve months. Transfers of installment contracts under the Warehouse Facility were accounted for as financing transactions. Advances under the Warehouse Facility were secured by the transferred installment contracts and interest was computed based on the 30-day LIBOR rate. The initial commitment was through April 1996, but was automatically extended monthly with a final termination date of May 5, 2000, unless a party to the agreement objected to the extension or the agreement was otherwise effectively canceled. In the fourth quarter of 1996, the Company was informed by a party to the Warehouse Facility that this financing source was no longer available to the Company as a result of certain events of default occurring on the Company's prior securitization transactions.

(8)   Related Party Transactions

      The Company had agreements with MS Diversified for human resources and data processing services. The Company reimbursed MS Diversified generally on a fee basis determined annually and such fees were intended to approximate the cost of obtaining comparable services from unaffiliated parties. Subsequent to December 31, 1994, the Company initiated its own human resources and data processing departments and discontinued these agreements with MS Diversified. The Company does continue to share certain computer hardware with MS Diversified. Company management believes that expenses reflected in the consolidated statements of operations under these agreements with MS Diversified are not materially different from the costs that would have been incurred by the Company if such services had been provided by an unrelated party. The Company reimbursed MS Diversified approximately $381 thousand in 1994, $170 thousand in 1995 and $268 thousand in 1996, for these services.

                                                                     (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements



      Direct expenses incurred by MS Diversified on behalf of the Company are allocated to the Company based on the actual costs incurred. MS Diversified billed the Company $1.9 million and $140 thousand for costs incurred during 1994 and 1995, respectively. There were no expenses incurred by MS Diversified on behalf of the Company in 1996. The Company had a payable balance to MS Diversified of $1 thousand at December 31, 1994.

      The Company leases office space from MS Diversified pursuant to a sublease entered into in December 1993 and expiring in December 1997. In 1994, 1995 and 1996, the Company paid MS Diversified an aggregate of $159 thousand, $170 thousand and $174 thousand, respectively, for this sublease. The Company has the option to renew the sublease for up to three additional terms of five years each, at prescribed increasing rates.

      For installment contracts originated prior to July 1, 1996, MS Casualty insured the Company against loss on retail automobile sales contracts, subject to a limitation of $7 thousand per vehicle. Additionally, the total liability of MS Casualty for all contracts insured during a policy coverage year could not exceed the product of $600 and the number of automobile contracts written during that year. During 1996, the Company recovered from MS Casualty substantially all amounts due under the insurance arrangement. Additionally, effective July 1, 1996, the Company discontinued the practice of insuring its installment contracts with MS Casualty and began purchasing such installment contracts at a discount.

      While the insurance arrangement described above did not require the Company to apply a deductible on each claim, the Company periodically elected to apply a deductible to selected claims and absorb certain losses on the installment contracts. Company management believes that this process altered the timing of charge-offs on installment contracts, but did not alter the ultimate amount of losses to be incurred by the Company. Had the Company filed all claims for the full amount of the loss, amounts available from MS Casualty under the insurance arrangement would have been reduced and the Company's allowance for possible losses on installment contracts would have been greater at December 31, 1995; however, management believes that the Company's 1995 and 1996 provision for possible losses on installment contracts would have been unchanged.





                                                                     (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements



      Premiums for such insurance coverage were based on a percentage of the amount financed and were either paid by the automobile dealers at the time the installment contracts were purchased by the Company or withheld from the loan proceeds to the dealers and paid by the Company. At December 31, 1995, the Company had a payable balance of $394 thousand to MS Casualty for payment of such premiums. At December 31, 1995, the Company had a receivable balance from MS Casualty of $1.0 million for losses insured under this arrangement. The Company shared in the profitability of this insurance arrangement with MS Casualty based on a contractual determination of profitability consistent with standard insurance industry practices. The Company recorded experience refund income on the MS Casualty insurance contract of $900 thousand in 1994. No experience refund was earned in 1995 or 1996.

      MS Life Insurance Company, also a subsidiary of MS Diversified, insures the borrowers against loss under credit life insurance and accident and health insurance. MS Dealer Service Corporation and United Service Protection Corporation, also related companies, insure the borrowers against loss under warranty extension insurance. The Company is named as loss payee on the various insurance policies. Premiums for such insurance are financed in the retail sales contract. During 1994, 1995 and 1996, premiums totaling $7.0 million, $6.7 million and $7.5 million, respectively, for such insurance were financed in the retail sales contracts. At December 31, 1995, the Company had payable balances to these companies of $138 thousand. At December 31, 1996, the Company had a receivable balance from these companies of $82 thousand.

      Through May 1995 MS Byrider Sales, Inc., a related company, reimbursed the Company for its share of certain officers' salaries. In May 1995, in contemplation of the Company's initial public offering of stock in July 1995, the officers resigned their positions at MS Byrider Sales, Inc. The Company purchased 350 shares of 7% cumulative preferred stock of MS Auto Credit, Inc., a 26% voting interest, for $500 thousand on December 28, 1994. MS Auto Credit, Inc. is a subsidiary of MS Byrider Sales, Inc. The preferred shares had a liquidation preference of $500 thousand, but otherwise had the same rights and benefits as the common shares of MS Auto Credit, Inc. Accordingly, this investment was accounted for using the equity method of accounting and is included in other assets in the December 31, 1995 balance sheet. During 1996, the Company sold its preferred stock investment in MS Auto Credit, Inc. to MS Diversified for $500 thousand cash plus the value of accrued dividends.

      The Company also had a $500 thousand line of credit with MS Auto Credit, Inc. At December 31, 1995, no advances were outstanding under this credit agreement. This line of credit matured in 1996.

                                                                     (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements



      In 1994, 1995 and 1996, the Company purchased an aggregate of $6.7 million, $6.9 million and $3.4 million, respectively, in installment contracts from two dealers partially owned by a director of the Company. In 1994, 1995 and 1996, the Company purchased an aggregate of $24.4 million, $21.1 million and $17.1 million of installment contracts from affiliates of stockholders of MS Diversified.

(9)   Income Taxes

      The current and deferred components of income tax expense (benefit) follow (in thousands):

                                Current        Deferred          Total
                              ----------      ----------     ----------
1994:
   Federal                    $    2,208              62           2,270
   State                             344               8             352
                              ----------      ----------      ----------
                              $    2,552              70           2,622
                              ==========      ==========      ==========
1995:
   Federal                    $    3,217             161           3,378
   State                             498              25             523
                              ----------      ----------      ----------
                              $    3,715             186           3,901
                              ==========      ==========      ==========
1996:
   Federal                    $   (5,433)            885          (4,548)
   State                            (224)            137             (87)
                              ----------      ----------      ----------
                              $   (5,657)          1,022          (4,635)
                              ==========      ==========      ==========

      Income taxes recovered by the Company as a result of the 1996 operating loss are to be used by the Company to reduce advances under the revolving credit facility described in note 7. Income tax expense (benefit) differs from the amount computed by applying the Federal income tax rate of 35% to income before income taxes as a result of the following (in thousands):

                                                           1994          1995           1996
                                                         --------      --------      --------
Computed "expected" tax expense (benefit)                $  2,453         3,641        (9,327)

Increase (reduction) in income taxes resulting from:
   State income taxes, net of Federal benefit                 229           340           (57)
   Nondeductible expenses                                      21            22           140
   Change in valuation allowance for
      deferred tax assets                                    --            --           5,427
   Other, net                                                 (81)         (102)         (818)
                                                         --------     --------      --------
      Income tax expense (benefit)                       $  2,622         3,901        (4,635)
                                                         ========      ========      ========

                                                                     (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements



      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1995 and 1996 are presented below (in thousands):

                                                            1995            1996
                                                        ----------      ----------
Deferred tax assets:
   Allowance for possible losses on
      installment contracts                             $      598           1,209
   Valuation allowance on repossessed automobiles             --             1,044
   Accrued compensated absences                                 32              50
   Unearned commissions                                        632             368
   Deferred compensation                                        36               3
   Accrual for litigation settlements                         --               198
   Net operating loss carryforward                            --             3,971
   Alternative minimum tax credit carryforward                --               303
                                                        ----------      ----------
               Total gross deferred tax assets               1,298           7,146
   Valuation allowance                                        --             5,427
                                                        ----------      ----------
               Net deferred tax asset                        1,298           1,719
                                                        ----------      ----------
Deferred tax liabilities:
   Installment contracts and amounts due
      under securitizations                                   (247)         (1,190)
   Unearned finance charges                                    (11)           (365)
   Property and equipment                                      (18)           (134)
   Other                                                      --               (30)
                                                        ----------      ----------
               Total gross deferred tax liabilities           (276)         (1,719)
                                                        ----------      ----------

               Net deferred tax asset                   $    1,022            --
                                                        ==========      ==========

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of taxable loss in 1996 and uncertainties for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences and has fully offset the net deferred tax asset with a valuation allowance. Future changes in the valuation allowance will be recorded as a component of net income or loss on the statement of operations.

                                                                     (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements



(10)  Commitments

      The Company leases office space under operating lease agreements with MS
            Diversified and unrelated parties which expire, subject to renewal options, from 1996 to 1998.

      The following is a summary of future minimum lease payments under the leases (in thousands):

                              1997          $250
                              1998            36
                              1999             4
                                            ----

                                            $290
                                            ====

      Rent expense for office space under lease agreements totaled $296 thousand for 1994, $377 thousand in 1995 and $402 thousand for 1996.

(11)  Employee Benefit Plans

      During 1994, the Company adopted a 401(k) plan for substantially all of its employees. Under the Company's 401(k) plan, employees may elect to contribute from 2% to 16% of monthly base pay, with the Company providing matching contributions of one-half of employee contributions up to 6% of monthly base pay. Total expense under the plan amounted to $40 thousand in 1994, $75 thousand in 1995 and $111 thousand in 1996.

      The Board of Directors of the Company has adopted an employees' equity incentive plan (the Employees' Plan) under which the Company has reserved 1,177,776 shares of common stock for issuance. Stock options, restricted stock and performance awards or any combination thereof may be granted to officers, employees and consultants of the Company. The Compensation Committee of the Board of Directors in its sole discretion determines the recipients and the amounts of all awards. Options granted vest over a five year period. Each option granted expires ten years from the date of grant. The option exercise price must be equal to the fair value of the Company's common stock on the date of grant.





                                                                     (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements



      In May 1995, the Board of Directors of the Company adopted a Non-employee
            Directors' Stock Option Plan (the Directors' Plan). Under the Directors Plan, non-employee directors may be granted options to purchase common stock. An aggregate of 50,000 shares of common stock are reserved for issuance under the Directors' Plan. The Directors' Plan provides for the automatic grant of an option to purchase 5,000 shares of common stock to each director at the commencement of his or her initial term of service on the Board, exercisable at the rate of 1,000 shares on each of the first five anniversaries of the initial date of grant. Each option granted expires ten years from the date of grant. The option exercise price must be equal to the fair value of the Company's common stock on the date of grant.

      The following table summarizes the Company's option activity:

                                           Employees' Plan                Directors' Plan
                                     ---------------------------     --------------------------
                                      Average price                  Average price
                                         per share       Shares        per share       Shares
                                      ------------     ----------    --------------  ----------
Granted during 1994 and outstanding
   at December 31, 1994                 $     2.50        586,664           --             --
Granted during 1995                          10.05        396,120     $    11.33         35,000
                                                       ----------                    ----------
Outstanding at December 31, 1995              5.54        982,784          11.33         35,000
Granted during 1996                           5.25         20,000           5.25         10,000
Expired during 1996                           --             --            12.00         (5,000)
                                                       ----------                    ----------

Outstanding at December 31, 1996        $     5.53      1,002,784     $     9.73         40,000
                                        ==========     ==========     ==========     ==========
Shares exercisable at
   December 31, 1996                    $     4.40        313,890     $    11.22          6,000
                                        ==========     ==========     ==========     ==========

      In October 1995, the Financial Accounting Standards Board issued
            Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 provides accounting and reporting standards for stock-based employee compensation plans and also applies to transactions in which the Company acquires goods and services from nonemployees in exchange for the Company's equity instruments. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all employee stock compensation plans.

      Entities electing to remain with the accounting treatment outlined in APB
            Opinion No. 25, "Accounting for Stock Issued to Employees" are required to make pro forma disclosures of net income and net income per share, as if the fair value based method had been adopted. The Company accounts for its stock based compensation plans

                                                                     (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements



            under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation costs for the plans been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the following pro forma amounts for options issued during the respective year shown below (in thousands, except per share data):

                                      1995             1996
                                 ------------     ------------
Net income (loss):
   As reported                   $      6,501          (22,014)
   Pro forma                            6,091          (22,938)
Net income (loss) per share:
   As reported                            .65            (2.11)
   Pro forma                              .61            (2.20)
                                 ============     ============

      The fair value of each option grant is estimated on the date of grant using an option pricing model with the following weighted average assumptions used for grants in 1995 and 1996: risk-free investment rate of 6.74% in 1995 and 6.28% in 1996, no expected dividends, expected life of ten years, and expected volatility of 60% in both years.

      In May 1995, the stockholders of the Company adopted a Stock Purchase
            Plan (the Stock Purchase Plan) which covers 200,000 shares of common stock. Beginning in 1996, eligible employees can purchase common stock at a discount by participating in quarterly Stock Purchase Plan offerings in which payroll deductions may be used to purchase shares of common stock. Common stock issuable under the Stock Purchase Plan must be shares reacquired by the Company.

(12)  Business and Credit Concentrations

      During the normal conduct of its operations, the Company engages in the extension of credit to automobile consumers through dealers. The risks associated with these credits include economic, competitive and other risks. A substantial portion of the risk is limited due to the number of customers and their dispersion throughout eleven principally southeastern states; however, operations are concentrated in one industry. In 1995, approximately 33%, 23% and 19% of the amount of installment contracts originated were originated in Texas, Mississippi and North Carolina, respectively. In 1996, approximately 36%, 16% and 20% of the amount of installment contracts originated were originated in Texas, Mississippi and North Carolina, respectively. No other state represented more than 10% of the total originations in 1995 and 1996. Management believes that the securitization of the installment contracts does not change the nature of credit risk concentration.


                                                                     (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements



(13)  Fair Value of Financial Instruments

      Statement of Financial Accounting Standards No. 107, "Disclosures About
            Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. Because no market exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions significantly affect the estimates and, as such, the derived fair value may not be indicative of the value negotiated in an actual sale and may not be comparable to that reported by other companies.

      In addition, the fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. Fair value estimates, methods and assumptions for significant financial instruments are set forth below (in thousands):

                                           Carrying         Estimated
                                             value         fair value
                                         ------------     ------------
 December 31, 1995
 -----------------
   Installment contracts                 $     22,398           23,966
                                         ============     ============

   Amounts due under securitizations     $     19,720           20,363
                                         ============     ============

December 31, 1996
-----------------
   Installment contracts                 $     86,972           80,152
                                         ============     ============

   Amounts due under securitizations     $      9,784            9,456
                                         ============     ============

            Installment Contracts

            The fair values are estimated for loans in bankruptcy status and the retained portion of installment contracts sold in securitizations by discounting projected gross cash flows using an interest rate that is commensurate with the risks involved and consistent with rates a non-affiliated purchaser may require. The fair values for performing loans and delinquent loans are estimated as a discounted value of the amount due. The discount factors for delinquent loans are based on the number of payments delinquent.

                                                                     (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements



            Amounts Due Under Securitizations

            The fair values are estimated for amounts due under securitization by discounting projected gross cash flows using an interest rate that is commensurate with the risks involved and consistent with rates a non-affiliated purchaser may require.

(14)  Contingencies

      The Company is a defendant in litigation in which the plaintiffs contend that the Company's practice of selling and financing of ancillary products is unlawful. The plaintiffs also contend that the Company required the plaintiffs to purchase one or more ancillary products as a condition of purchasing the plaintiffs' installment contracts. The plaintiffs seek unspecified actual, statutory and exemplary damages, cancellation of finance charges under their installment contract, recovery of finance charges previously paid, prejudgment and post judgment interest and attorneys' fees. Although the Company denies any liability or fault with respect to these allegations, the Company agreed to a tentative net cash settlement of $375 thousand in January 1997, if such settlement is paid by July 1, 1997 ($425 thousand if paid afterwards). During 1996, the Company accrued $375 thousand as a liability based on the tentative settlement agreement. Management anticipates that the settlement will be finalized under these terms prior to July 1, 1997.

      On January 15, 1997, an action was commenced against the Company to recover certain fees pursuant to the Warehouse Facility discussed in note 7. The plaintiff seeks to recover $438 thousand, plus interest costs, attorneys fees and other costs incurred by the plaintiff as a result of the Company's alleged breach of contract. In the opinion of management, this litigation will not have a material effect on the Company's results of operations or financial condition.

      In addition, in the normal course of business, the Company is subject to various other pending and threatened litigation. In the opinion of management, the ultimate outcome of the matters will not have a material impact on the Company's financial statements.

                                EXHIBIT INDEX

        EXHIBIT
        NUMBER            DESCRIPTION
        -------           -----------
         3.1.1*     --    Amended and Restated Certificate of Incorporation of the Company dated
                          December 15, 1993.

         3.1.2*     --    Form of Second Amended and Restated Certificate of Incorporation.

         3.2.1*     --    Bylaws of the Company.

         3.2.2*     --    Form of Amended and Restated Bylaws of the Company.

         4.1****    --    Form of Common Stock Certificate

         10.1*      --    Third Amended and Restated Revolving Loan Agreement (the "Revolving Credit Facility") dated as of April 1, 1995 among National Westminster Bank, N.A. ("NatWest Bank"), as agent, the banks signatories thereto and the Company.

         10.2*      --    Form of Consent dated April __, 1995 of NatWest, as agent, and the banks signatories to the
                          Revolving Credit Facility.

         10.3**     --    Amended and Restated Security Agreement dated as of June 15, 1994 between the Company and
                          NatWest Bank, as agent.

         10.4**     --    Amended and Restated Pledge Agreement dated as of June 15, 1994 between NatWest Bank and the
                          Company.

         10.5*      --    Receivables Purchase Agreement and Assignment dated as of April 1, 1995 among the Company, MS
                          Auto Receivables Company ("MARCO") and MS Auto Credit, Inc. ("MS Auto").

         10.6*      --    Repurchase Agreement dated as of April 1, 1995 among Telluride Funding Corp. ("Telluride") and
                          MARCO.

         10.7*      --    Servicing Agreement dated as of April 1, 1995 among the Company, Telluride, MARCO, MS Auto,
                          Black Diamond Advisers, Inc. and Norwest Bank Minnesota, National Association ("Norwest").

         10.8*      --    Security Agreement dated as of April 1, 1995 among the Company, MS Auto, MARCO, Telluride,
                          Financial Security Assurance Inc. ("FSA") and Norwest.

         10.9*      --    Custodian Agreement dated as of April 1, 1995 among the Company, MS Auto, Norwest, Telluride,
                          MARCO and FSA.

         10.10*     --    Registration Rights Agreement dated January 3, 1994 among the Company, MSFS and GTCR IV.

         10.11*     --    Stockholders Agreement dated January 3, 1994 among the Company, MSFS and GTCR IV.

         10.12**    --    Form of Employees' Stock Purchase Plan.

         10.13**    --    Form of Directors' Stock Option Plan.

         10.14.1*   --    Employees' Equity Incentive Plan dated December 15, 1993.

         10.14.2**  --    Form of Amended and Restated Employee's Equity Incentive Plan.

         10.15*     --    Form of Indemnification Agreement.

         10.16*     --    Consultant Agreement dated as of January 1, 1994 between the Company   and Harold Hogue.

         10.17*     --    Non-Qualified Stock Option Agreement with Harold Hogue dated January 3, 1994.

         10.18*     --    Experience Refund Agreement dated December 15, 1993 between MS Life and the Company.

         10.19*     --    Experience Refund Agreement dated December 15, 1993 between MS Casualty and the Company.

         10.20*     --    Experience Refund Agreement dated December 15, 1993 between MS Casualty, NatWest Bank and the
                          Company.

         10.21*     --    Managing General Agency Agreement dated January 1, 1994 between MS Casualty and the Company.

         10.22*     --    Office Building Sublease Agreement dated January 1, 1994 between MS Diversified, Inc. ("MSD")
                          and the Company.

         10.23*     --    Tax Indemnification Agreement dated as of November 30, 1993 among MSD, MS Financial Services,
                          Inc. ("MSFS") and the Company.

         10.24*     --    Agreement for Purchase and Sale of Assets and Assumption of Liabilities dated November 15, 1993 between MSFS and the Company.

         10.25**    --    Purchase Agreement dated as of September 1, 1994 between the Company and MARCO.

         10.26**    --    Pooling and Servicing Agreement dated as of September 1, 1994 among MARCO, the Company and
                          Norwest.
         10.27**    --    Servicing Assumption Agreement dated as of September 1, 1994 between the Company and Norwest.

         10.28**    --    Letter Agreement dated September 14, 1994 among the Company, MARCO, Norwest and FSA.

         10.29**    --    Insurance and Indemnity Agreement dated as of September 14, 1994 among FSA, MARCO and the
                          Company.

         10.30**    --    Indemnification Agreement dated as of September 14, 1994 among FSA, MARCO, the Company and
                          Kidder, Peabody & Co. Incorporated.

         10.31**    --    Financial Guaranty Insurance Policy No. 50316-N dated September 14, 1994 from FSA.

         10.32**    --    Letter Agreement dated September 14, 1994 among FSA, MARCO and the Company.

         10.33*     --    Second Amended and Restated Stock Pledge Agreement dated as of April 1, 1995 between MSFS, FSA and Norwest.

         10.34*     --    Spread Account Agreement dated as of April 11, 1995 among MARCO, FSA and Norwest and related warehouse series supplement.

         10.35**    --    Pooling and Servicing Agreement dated as of September 1, 1993 among MARCO, MSFS and Norwest.

         10.36**    --    Purchase Agreement dated as of September 1, 1993 between MSFS, and MARCO.

         10.37**    --    Financial Guaranty Insurance Policy No. 50264-N dated September 28, 1993.

         10.38**    --    Insurance and Indemnity Agreement dated as of September 28, 1993, among FSA, MARCO and MSFS.

         10.39**    --    Indemnification Agreement dated as of September 28, 1993 among FSA, MARCO, MSFS and Bear
                          Stearns & Co. Inc.

         10.40**    --    Letter Agreement dated September 28, 1993 among MSFS, MARCO and FSA.

         10.41**    --    Amended and Restated Stock Pledge Agreement dated as of September 28, 1993 among MSFS, MARCO,
                          FSA and Norwest.

         10.42**    --    Pledge and Security Agreement dated September 28, 1993 among MARCO, FSA and Norwest.

         10.43**    --    Letter Agreement dated September 28, 1993 among MARCO, MSFS, Norwest and FSA.

         10.44*     --    Insurance and Indemnity Agreement dated as of April 1, 1995, among FSA, MARCO, the Company and
                          Telluride.

         10.45.1*   --    Management Agreement dated January 1, 1994 among the Company, MSB and Philip J. Hubbuch, Jr.
                          ("Hubbuch").

         10.45.2**  --    Form of Amended and Restated Management Agreement dated July 21, 1995 among the Company, MSB and Hubbuch.

         10.46.1*   --    Management Agreement dated February 15, 1994 among the Company, MS Byrider, Inc. ("MSB") and E.
                          Peter Healey ("Healey").

         10.46.2**  --    Form of Amended and Restated Management Agreement dated July 21, 1995 among the Company, MSB and Healey.

         10.47.1*   --    Management Agreement dated January 1, 1994 between the Company and Vann R. Martin ("Martin").

         10.47.2**  --    Form of Amended and Restated Management Agreement dated July 21, 1995 between the Company and
                          Martin.

         10.48*     --    Option Agreement with Hubbuch dated January 3, 1994.

         10.49*     --    Option Agreement with Healey dated February 15, 1994.

         10.50*     --    Option Agreement with Martin dated January 3, 1994.

         10.51*     --    Equity Purchase Agreement dated January 3, 1994 among the Company, MSFS and GTCR IV.

         10.52**    --    Premium Letter dated April 20, 1995 among the Company, MARCO and FSA.

         10.53***   --    Conversion Agreement among the Company, GTCR IV, MSD and MSFS.

         10.54*****  --   Purchase Agreement dated as of September 1, 1995, among the Company and MARCO.

         10.55*****  --   Pooling and Servicing Agreement dated as of September 1, 1995 among MARCO, the Company, and
                          LaSalle National Bank.

         10.56*****  --   Servicing Assumption Agreement dated as of September 1, 1995 between the Company and LaSalle
                          National Bank.

         10.57***** --    Insurance and Indemnity Agreement dated as of September 1, 1995 among FSA, MARCO and the Company.

         10.58***** --    Indemnification Agreement dated as of September 1, 1995 among FSA, MARCO, the Company and Bear
                          Stearns & Co., Inc.

         10.59***** --    Financial Guaranty Insurance Policy No.50395-N dated September 21, 1995 from FSA.

         10.60***** --    Letter Agreement dated September 21, 1995 among FSA, MARCO and the Company.

         11+        --    Computation of earnings per share.

         21**       --    List of material subsidiaries.

         23+        --    Independent Auditors' Consent

---------------------

* Incorporated herein by reference from the Registration Statement dated May 30, 1995.
** Incorporated herein by reference from the Amendment No. 1 to the Registration Statement dated June 16, 1995.
*** Incorporated herein by reference from the Amendment No. 2 to the Registration Statement dated July 13, 1995.
**** Incorporated herein by reference from the Amendment No. 3 to the Registration Statement dated July 21, 1995.
*****    Incorporated herein by reference from the 1995 10K dated March 27,
         1996.
+        Filed herewith