Form 10-K/A
period 1996-12-31
MS FINANCIAL INC
filed 1997-05-05
CIK 946014

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                      ______________________
                            FORM 10-KA
                      ______________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
For the fiscal year ended December 31, 1996

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
For the transition period from ______ to ______

Commission file Number     0-26474

                        MS Financial, Inc.
      (Exact Name of Registrant as Specified in its Charter)

Delaware                               64-0835847
(State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

715 S. Pear Orchard Road, Suite 300, Ridgeland, Mississippi      39157
(Address of principal executive offices)                         (Zip Code)

Registrant's Telephone Number Including Area Code: (601) 978-6737
                   ___________________________

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock,
                                                            $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             X    Yes _____ No

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registration's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K[   ]

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



   Signatures                       Title                Date


/s/  James B. Stuart, Jr.  Chairman of the Board         May 5, 1997
James B. Stuart, Jr.


/s/ Vann R. Martin         President and Chief           May 5, 1997
Vann R. Martin              Operating Officer


/s/ Reed Bramlett          Director                      May 5, 1997
Reed Bramlett


/s/ Philip A. Canfield     Director                      May 5, 1997
Philip A. Canfield


/s/ Carl Herrin            Director                      May 5, 1997
Carl Herrin


/s/ Harold A. Hogue        Director                      May 5, 1997
Harold A. Hogue


/s/ Bruce Miller           Director                      May 5, 1997
Bruce Miller


/s/ Robert Plummer         Director                      May 5, 1997
Robert Plummer


/s/ Carl D. Thoma          Director                      May 5, 1997
Carl D. Thoma


/s/ Dale Miller            Controller                    May 5, 1997
Dale Miller               (Principal Accounting Officer)