Form 10-Q
period 1997-03-31
MS FINANCIAL INC
filed 1997-05-14
CIK 946014

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


                           FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

                               OR

 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to


               Commission file number [ 0-26474 ]


                       MS FINANCIAL, INC.
     (Exact name of registrant as specified in its charter)


         Delaware                               64-0835847
(State or other jurisdiction of              ( I.R.S. Employer
 incorporation or organization)               Identification Number)

                  715 South Pear Orchard Road
                           Suite 300
                 Ridgeland, Mississippi  39157
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

As of May 1, 1997, the Registrant had 10,431,010 shares of common stock, par value $.001 per share, outstanding.

                        MS FINANCIAL, INC.

         FORM 10-Q FOR THREE MONTHS ENDED MARCH 31, 1997

                              INDEX


                                                             Page


PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . .  1

       Item 1.   Condensed Consolidated Financial Statements .  1
       Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  8

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . 17

         Item 1.   Legal Proceedings . . . . . . . . . . . . . 17
         Item 2.   Changes in Securities . . . . . . . . . . . 18
         Item 3.   Defaults upon Senior Securities . . . . . . 18
         Item 4.   Submission of Matters to a Vote of
                   Securityholders. . . . . . . . . . . . .. . 18
         Item 5.   Other Information . . . . . . . . . . . . . 18
         Item 6.   Exhibits and Reports on Form 8-K. . . . . . 18

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 19

                  PART 1 - FINANCIAL INFORMATION

                MS FINANCIAL, INC. AND SUBSIDIARY
              Condensed Consolidated Balance Sheets
               December 31, 1996 and March 31, 1997
                (in thousands, except share data)
                              ASSETS
                                         December 31,        March 31,
                                            1996               1997
                                                            (Unaudited)
Cash and cash equivalents                $    1,454         $    4,296
Installment contracts                        86,972             72,803
Amounts due under securitizations             9,784              7,580
Allowance for possible losses               (10,062)            (6,364)
Installment contracts and amounts
  due under securitizations, net             86,694             74,019
Property and equipment, net                   1,561              1,497
Repossessed automobiles, net of valuation
  allowance of $2,800 and $2,500              2,933              3,048
Income taxes receivable                       6,234              5,636
Other assets                                  2,559              2,519
    Total assets                         $  101,435         $   91,015


               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Notes payable                           $   75,813         $   71,442
 Collections due investors                       27             -----
 Dealer reserve and holdback accounts           222                171
 Unearned commissions                           987                469
 Accounts payable and accrued expenses        2,632              1,770
   Total liabilities                         79,681             73,852

Stockholders' equity:
 Preferred stock, par value
  $.001 per share, 5,000,000
  shares authorized, none outstanding         -----              -----
 Common stock, par value $.001 per share,
  50,000,000 shares authorized,
  10,800,000 shares issued and
  outstanding                                   11                  11
 Additional paid-in capital                 27,660              27,660
 Unrealized gain on securities available
   for sale                                  -----                 450
 Accumulated deficit                        (3,641)             (8,684)

                                            24,030               19,437
  Treasury stock, 371,610 and 370,074
   shares of common, at cost                (2,276)              (2,274)
    Total stockholders' equity              21,754               17,163
Commitments and contingencies
                                         $ 101,435            $  91,015


                   MS FINANCIAL, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           Three Month Periods ended March 31, 1996 and 1997
                 (in thousands, except per share data)
                                                Three Months Ended
                                              March 31,    March 31,
                                                1996         1997
                                            (Unaudited)   (Unaudited)
Interest and fee income on installment
   contracts and securitizations             $   1,645     $   4,440
Other interest income                               18            13
Interest expense                                 ( 373)       (2,208)
       Net interest income before provision
        for possible losses                      1,290         2,245
Provision for possible losses                     (250)       (4,342)
       Net interest income (loss)                1,040        (2,097)
Other income:
  Insurance commissions                            361            81
  Service fee income                               864           371
  Other income                                     257            22
    Total other income                           1,482           474

Operating expenses:
  Salaries and employee benefits                 1,598         1,447
  Loss on sale of installment contracts          -----            39
  Other operating expenses                       1,500         1,933
    Total operating expenses                     3,098         3,419
       Loss before income taxes                   (576)       (5,042)
Income tax benefit                                (216)        -----
       Net loss                               $   (360)     $ (5,042)

Net loss per share                            $  (0.03)     $  (0.48)

Average shares and common share equivalents
 outstanding                                    10,452        10,430

                      MS FINANCIAL, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              Three Month Periods ended March 31, 1996 and 1997
                                (in thousands)

                                                    Three Months Ended
                                                 March 31,      March 31,
                                                   1996           1997
                                               (Unaudited)     (Unaudited)
Cash flows from operating activities:
   Net loss                                    $   (360)       $  (5,042)
   Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Provision for possible losses on
      installment contracts                         250            4,342
     Depreciation and amortization                   98              105
     Loss on sale of installment contracts        -----               39
     Changes in operating assets and
      liabilities, net                              849             (986)
       Net cash provided by (used by)
        operating activities                        837           (1,542)

Cash flows from investing activities:
   Installment contracts originated             (31,663)          (1,577)
   Installment contracts repaid, including
    repossession proceeds                         1,342           10,437
   Repayment of amounts due under
    securitizations                                 180            -----
   Proceeds from sale of installment contracts    -----              728
   Repurchase of installment contracts
    sold in 1993 securitization                   -----             (794)
   Capital expenditures                            (195)             (40)
       Net cash provided by (used by)
        investing activities                    (30,336)           8,754

Cash flows from financing activities:
   Proceeds from notes payable                   26,500            -----
   Repayments of notes payable                    -----           (4,371)
   Purchase of treasury stock                    (1,225)           ------
   Proceeds from sale of treasury stock           -----                1
   Net change in pending advances under
    notes payable                                 3,462            ------
       Net cash provided by (used by)
         financing activities                    28,737            (4,370)
       Net increase (decrease) in cash
         and cash equivalents                      (762)            2,842

Cash and cash equivalents, beginning of period      888             1,454
Cash and cash equivalents, end of period       $    126         $   4,296

     Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                              $    114         $   2,115
         Income taxes                          $    137         $      89

     Noncash investing activity:
     Repossession of automobiles               $  7,862         $  11,742

                 MS FINANCIAL, INC. AND SUBSIDIARY
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTER ENDED MARCH 31, 1997


Note 1:  Basis of Presentation

     The interim financial statements have been prepared by MS Financial, Inc. and Subsidiary (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes and schedules included in the Company's 1996 Form 10-K.

     The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments (which are of a normal recurring nature and those necessary for the adoption of new accounting pronouncements) which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

                 MS FINANCIAL, INC. AND SUBSIDIARY
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 2:  Installment Contracts and Amounts Due Under Securitizations

     The following table summarizes installment contracts and amounts due under securitizations (in thousands)

                                            December 31,     March 31,
                                               1996            1997
                                                            (Unaudited)
Gross automobile installment contracts       $177,655        $142,005
Unearned finance charges                      (47,284)        (37,039)

Net automobile installment contracts          130,371         104,966
Installment contracts sold                    (44,053)        (32,585)

                                               86,318          72,381
Retained portion of installment contracts
  sold in securitizations                         585             356
Other consumer installment contracts, net          69              66

  Installment contracts                        86,972          72,803

Amounts due under securitizations               9,784           7,580

                                               96,756          80,383

Allowance for possible losses                 (10,062)         (6,364)

  Installment contracts and amounts
    due under securitizations, net            $86,694         $74,019

Note 3:  Rollforward of allowance for possible losses

  Transactions in the allowance for possible losses on installment contracts follow (in thousands):

                                          1996                 1997

Balance at January 1                   $    1,602          $  10,062

Charge-offs and repossession expenses      (2,920)            (9,176)
Recoveries                                  2,490              1,136

  Net charge-offs and repossession
     expenses                                (430)            (8,040)

Provision for possible losses on
   installment contracts                      250              4,342

Balance at March 31                    $    1,422         $    6,364



Note 4:  FASB Statement No. 125

  FASB Statement No. 125 was issued in June 1996. This statement impacts the accounting for transfers of and servicing of financial assets which includes any securitization program the Company completes after the statement's effective date of January 1, 1997. The Company's financial statements at March 31, 1997 reflect an increase to stockholders' equity of $450 thousand as a result of adjusting the Company's retained portion of installment contracts sold in securitizations and amounts due under securitizations to estimated fair value as required by FASB Statement No. 125.

Note 5:  Liquidity and Merger Agreement

  As previously reported during 1996, the Company suffered substantial losses and, accordingly, substantial reductions in stockholders' equity caused by material increases in delinquencies and losses on owned and serviced installment contracts. On February 7, 1997, the Company executed a Merger Agreement with Search Capital Group, Inc. ("Search"), which, if consummated, will result in the Company becoming a wholly-owned subsidiary of Search (the "Merger"), and the Company's former stockholders becoming stockholders of Search. If the Merger with Search is not consummated, the Company will likely be forced to liquidate its portfolio of installment contracts through normal collections and/or loan sales and cease operating as a going concern, unless alternative financing sources become available to the Company.

  On March 17, 1997, the Company and the lenders entered into a Second Amendment to the Fourth Amended and Restated Loan Agreement which provided that the Company's obligations will be payable in full on the earlier of May 15, 1997, the facility Termination Date or the
closing date of the Merger.   The Company and its lenders are
currently negotiating to extend the May 15 date to June 30.



Note 6:  Contingencies

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

  On January 15, 1997, the Company was named as a defendant in a lawsuit filed by Telluride Funding Corp. in the New York State Court. In its complaint, Telluride asserts claims for unpaid fees due it in connection with the Company's warehouse line of credit entered into in April, 1995. Plaintiff seeks damages in the amount of $437,500, plus interest, costs and attorney's fees. At this time, the Company is unable to predict the outcome of this litigation, but intends to vigorously defend this proceeding. The Company has filed Declaratory Judgement action in Mississippi State Court requesting a determination of the parties' rights and obligations under the Letter Agreement relating to a warehouse line of credit. At this time, the Company is unable to predict the outcome of this litigation.

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


Overview

  The Company is a specialized consumer finance company engaged in the purchase and servicing of installment contracts originated by automobile dealers. The Company acquires installment contracts principally from franchise dealers in connection with their sale of used and new automobiles and light duty trucks to approved non-prime consumers. The Company also generates revenue from commissions which it receives from the sale of insurance and other ancillary products sold in conjunction with the installment contracts purchased by the Company through its branch offices.



Liquidity and Capital Resources

     The Company requires capital primarily for the purchase of installment contracts and for working capital. The Company has historically financed these requirements with borrowings under the revolving credit facility and through the Company's Securitization program.

     As previously reported during 1996, the Company suffered substantial losses and, accordingly, substantial reductions in stockholders' equity caused by material increases in delinquencies and losses on owned and serviced installment contracts. On February 7, 1997, the Company executed a Merger Agreement with Search Capital Group, Inc. ("Search"), which, if consummated, will result in the Company becoming a wholly-owned subsidiary of Search (the "Merger"), and the Company's former stockholders becoming stockholders of Search. If the Merger with Search is not consummated, the Company will likely be forced to liquidate its portfolio of installment contracts through normal collections and/or loan sales and cease operating as a going concern, unless alternative financing sources become available to the Company.

     Revolving Credit Facility. The revolving credit facility, which provides funds to purchase installment contracts and for working capital, provides up to $75 million of available borrowings, limited to a borrowing base principally consisting of 85% of the net adjusted amount of eligible installment contracts. The revolving credit facility is secured by substantially all of the Company's assets other than the accounts owned by MS Auto Receivables Company.

     At May 1, 1997, the Company had $67.8 million principal amount outstanding under the revolving credit facility at a rate of interest of 9.5 %.

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

     The Term Sheet specifies that any material amendments to the Merger Agreement will require the prior written consent of the lenders. If the Merger is terminated for any reason, Search will be obligated, if requested by the lenders, to service the Company's receivables for a period of 90 days following the termination, and Search will purchase all receivables acquired by the Company since the effective date of the amendments to the revolving credit facility.
The Term Sheet also specifies that Search and Merger Sub must agree to enter into certain additional amendments to the revolving credit facility to be effective at the time the Merger is consummated (the "Effective Time").

     At the Effective Time, under the Term Sheet, the agreements governing the revolving credit facility will be amended to provide that the Company will have available a revolving credit facility in an aggregate amount equal to the outstanding principal balance of all of the receivables on such date. Search will agree to guarantee the Company's obligations to repay the facility. Under the amended facility, the Company will be entitled to receive additional advances to the extent of any difference between the borrowing base, as determined from time to time, and the outstanding principal balance of the amended facility. These advances may be used to pay operating expenses in the ordinary course of business and the purchase cost of installment contracts. The loan will bear interest at prime plus one percent per annum and will terminate on the earlier of the first anniversary of the Effective Time, any prepayment in full of the loan and any date on which the lenders accelerate payment of the facility at which time all outstanding balances will be payable in full. The Company will make principal payments on the amended facility on a daily basis in an amount equal to all collections with respect to its installment contracts and repossessed vehicles. All proceeds will be deposited in a lock box or blocked account collaterally assigned to the lenders. On the six month anniversary of the Effective Time, the commitment under the facility will be permanently reduced by $25,000,000 plus a proportionate reduction of certain "overadvance" amounts owed by the Company at the Effective Time. The Company must repay the outstanding balance to the extent it exceeds the reduced commitment amount. Any proceeds from restructuring of the Company's existing securitizations or from income tax refunds must be employed as mandatory prepayments of the loan. Mandatory prepayments must also be made in the amount of any proceeds from sales or other dispositions of installment contracts and other collateral, but these prepayments will not permanently reduce the commitment amount. The Company will be required to deliver weekly borrowing base certificates. If the outstanding principal balance of the loan exceeds the borrowing base, the Company will be required to make additional prepayments or cause additional eligible receivables to be transferred to the Company for inclusion in the borrowing base, in either case, in an amount sufficient to eliminate the excess. The facility will be secured by a first priority security interest in all of the Company's assets.
If, upon termination of the facility, any balance remains outstanding, the Company has agreed to pay the lenders a refinancing fee equal to five percent of the outstanding balance on such debt. In addition, the Company has agreed to pay to the lenders a $350,000 fee on the earlier of the full repayment of the amended facility, the termination of the facility or the first anniversary of the closing date of the Merger. Effectiveness of the amended facility is subject to the following conditions: (i) consummation of the Merger; (ii) receipt of all necessary consents and approvals from all third parties for the consummation of the Merger and the execution of the amendments to the revolving credit facility; and (iii) receipt of all necessary consents and approvals from Search's existing lenders and of any reasonably required intercreditor agreements.

     On March 17, 1997, the Company and the lenders entered into a Second Amendment to the Fourth Amended and Restated Loan Agreement which provided that the Company's obligations will be payable in full on the earlier of May 15, 1997, the facility Termination Date or the
closing date of the Merger.   The Company and its lenders are
currently negotiating to extend the May 15 date to June 30. The amount of the advances available under the revolving credit facility were reduced from $90,000,000 to $75,000,000. Advances will only be made for installment contracts that comply with Search's underwriting criteria, are within an agreed cash budget and are purchased from dealers in the ordinary course of business. The Company will be required to prepay the revolving credit facility by the amount of any proceeds from federal income tax refunds. The lenders also required the establishment of a lock box account for collection of the proceeds from the Company's receivables, with all proceeds to be applied as a mandatory prepayment of the facility on a daily basis. The Company is required to maintain collection operations at certain predefined levels in Ridgeland, Mississippi and Mobile, Alabama. The Company may continue to sell installment contracts originated by it prior to the Merger to Search in accordance with its November 19, 1996 letter agreement with Search. Search may also lend money to the Company for the purpose of purchasing installment contracts originated by the Company, but this indebtedness, and any liens in favor of Search on the installment contracts purchased by the Company with these funds, will be subordinated to the indebtedness represented by, and the liens securing, the revolving credit facility.


     Securitization Programs. In 1992, the Company began selling interests in pools of its Installment Contracts to investors through the issuance of triple-A rated, asset-backed securities. The net proceeds from these periodic Securitizations were generally used to pay down outstanding loans under the revolving credit facility, thereby making such facility available for the purchase of additional installment contracts. During 1994 and 1995, the Company securitized $35.0 million and $90.0 million, respectively, of the Company's installment contracts, for an aggregate of $125.0 million.


     In each of its Securitizations, the Company sold its installment contracts to the SPC, which then sold the installment contracts to a newly formed grantor trust in exchange for senior and , until 1995, subordinated classes of certificates of beneficial interests in the trust. The senior certificates were sold to institutional investors and the holders of such certificates are entitled to a proportionate amount of monthly principal reductions in the underlying installment contracts and interest at a fixed pass-through rate each month. As a credit enhancement for each Securitization, FSA issued an insurance policy for the benefit of the holders of the senior certificates. The Company services the installment contracts sold to the trust and receives a monthly fee at a base rate of 3.75% per annum, plus certain late fees, prepayment charges and similar fees received on the securitized installment contracts.

     The Securitization transactions allow the Company to repurchase installment contracts when the balances have been reduced to a level not greater than 10% of the original pool balance. As a result, on March 17, 1997, the Company repurchased the installment contracts securitized in 1993.

     Gains from the sale of installment contracts in Securitizations have provided a significant portion of the Company's revenues.

     In 1996, the Company exceeded certain delinquency and loss triggers in the outstanding Securitizations. As a consequence, excess cash flow otherwise payable to the Company from the Securitizations was retained within the Securitizations as additional collateral for the certificate holders. Pursuant to the terms of the Securitization documents, in October, 1996 FSA increased the premiums on the policies issued to insure the certificates. Because of the violation of the delinquency and loss triggers, FSA has the right to remove the Company as servicer.

     In September, 1996 FSA advised the Company that it would not insure the Company's Securitization planned for September, and the Company was unable to complete a Securitization in 1996.


     Loan Sales. During the first quarter of 1997, the Company sold installment contracts totaling $728 thousand to Search for $689 thousand. The Company has no continuing interest in these loans or loan repurchase obligations.

Results of Operations (dollars in thousands)

   Comparison of Three Months Ended March 31, 1996 to Three Months Ended March 31, 1997

     Interest and fee income on installment contracts and securitizations. Interest and fee income on installment contracts and securitizations represent interest and fee income on owned installment contracts, interest income on the retained subordinated interest in securitized installment contracts and the residual income attributable to excess cash flows on securitizations. This income increased by $2,795 or 169.9% from $1,645 for the three months ended March 31, 1996 to $4,440 for the three months ended March 31, 1997. This increase is primarily due to the 166.4% increase in average principal balance of owned loans from $30,887 in the first quarter of 1996 compared to $82,279 in the first quarter of 1997. Also, the Company was unable to complete a securitization transaction which contributed to the increase in the owned portfolio. These increases were partially offset by a decrease in residual income attributable to excess cash flows on securitizations which decreased from $38 in the first quarter of 1996 to $0 in the first quarter of 1997. This reduction in recognized residual income is primarily the result of reduced cash flow from the Securitizations which in turn was caused primarily by increased delinquencies during the last half of 1995 and throughout 1996, particularly the last six months of 1996, which slowed the excess cash flows from these securitized portfolios. Residual income attributable to excess cash flows on securitizations is recognized based on actual and expected cash flows and the estimated rate of return on the recorded investment.

     Interest expense. Interest expense increased by $1,835 or 492.0%, from $373 for the three months ended March 31, 1996 to $2,208 in the comparable quarter of 1997. This increase is primarily due to a 544.9% increase in average borrowings from $11,429 for the quarter ended March 31, 1996 to $73,705 for the quarter ended March 31, 1997. The revolving credit facility was not reduced by proceeds from a securitization transaction during 1996 as it was at the end of the year of 1995, which resulted in the average amount outstanding under the credit line increasing by $62,276. Also contributing to the increase was an increase in the interest rate on the revolving credit facility associated with the restructuring the revolving credit facility as a result of the Company's rising delinquency and loss rates at the end of 1996.

     Provision for possible losses. The provision for possible losses increased by $4,092 from $373 for the three months ended March 31, 1996 to $4,342 for the three months ended March 31, 1997. The allowance for possible losses on Installment Contracts increased from 1.1% of the Net Managed Portfolio for the quarter ended March 31, 1996 to 6.1% for the quarter ended March 31, 1997. This significant increase is substantially the result of the Company's rising delinquencies and loss rates on installment contracts and the total utilization of the aggregate loss limits and available reserves at MS Casualty. A valuation allowance was not previously considered necessary because of the Company's insurance arrangement with MS Casualty and the relatively lower level of repossessed automobiles in prior periods. The allowance is intended to cover losses on owned installment contracts as well as securitized installment contracts after taking into account loss reserves and other amounts available at MS Casualty. For further reference, see discussion at "Installment Contract Loss Experience".

     Insurance commissions. Insurance commissions represent commission and fee income earned on insurance and other ancillary products sold by the branch offices. This income decreased by $280, or 77.6%, from $361 for the three months ended March 31, 1996 to $81 for the period ending March 31, 1997, primarily as the result of a large decrease in installment contract originations from branch offices. In addition, there has been an increase in the number of repossessions during the first quarter of 1997, as compared to the first quarter of 1996. At the time of repossession, any unearned commission is used to reduce the carrying balance of the loss account. As a result, there has been a decrease in unearned commission and commission amortized to income during the quarter. The Company anticipated that as a percent of total revenue, commission income would decrease since it anticipated that its portfolio growth would come primarily from the regional marketing program, where the Company retains no commission on the sale of ancillary products.

     Service fee income. Service fee income represents amounts received by the Company to collect and administer installment contracts previously sold into securitizations. These fees decreased by $493, or 57.1%, from $864 for the quarter ended March 31, 1996 to $371 for the quarter ended March 31, 1997. This decrease was due to a 57.2% decrease in the average balance of securitized installment contracts being serviced by the Company comparing the averages for the three month periods ending March 31, 1996 and March 31, 1997.

     Other income. Other income is primarily comprised of miscellaneous fee income generated by the branch offices. Other income decreased by $235, or 91.4%, from $257 for the quarter ended March 31, 1996 to $22 for the quarter ended March 31, 1997 due to a decrease in title fee income and other miscellaneous income.

     Operating expenses. Operating expenses increased by $321 or 10.4% from $3,098 for the quarter ended March 31, 1996 to $3,419 for the quarter ended March 31,1997 primarily due to increased legal and professional fees associated with the proposed merger between the Company and Search Capital Group. In addition, during the quarter ended March 31, 1997, the Company also had a loss on sale of installment contracts sold to Search of $39.

     Net loss. As a result of the factors discussed above, net loss increased by $4,682 from $360 for the quarter ended March 31, 1996 to $5,042 for the quarter ended March 31, 1997.

Installment Contract Loss Experience

     On all installment contracts with a purchase date prior to July 1, 1996, dealers purchased repossession loss insurance from MS Casualty, an insurance company rated A- by A.M. Best & Co. For those contracts, MS Casualty retains premiums by dealers and is obligated to pay the Company up to $7,000 per vehicle upon repossession of the financed vehicle for claims made under the policies; provided, however, that MS Casualty's aggregate liability for all repossession losses during any policy year may not exceed the product of $600 and the number of automobiles contracted during that policy year. At the end of 1996, substantially all amounts available under the insurance arrangement with MS Casualty have been recovered by the Company. Effective July 1, 1996, the Company began purchasing contracts net of a discount. Accordingly, the Company bears all of the risks of loss on installment contracts originated subsequent to July 1, 1996. Through the first quarter of 1997 the Company has experienced increased delinquency, losses and repossessions, as shown in the following credit loss/repossession experience and delinquency tables. As a result of higher losses and delinquencies, the Company substantially increased its allowance for possible losses on installment contracts during the third and fourth quarters of 1996.

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

     The Company's charge-off policy is based on a contract-by-contract review of delinquent installment contracts. The Company generally charges off an installment contract at the time the collateral is repossessed and sold at auction, although certain installment contracts may be charged-off sooner if management determines them to be uncollectible. Also, beginning in December 1996, any account which reaches 150 days contractually delinquent is charged off.


        The following table summarizes the Company's installment
contract and repossession loss experience:
                                     Credit Loss/Repossession Experience (1)
                                          Three Months     Three Months
                                              Ended           Ended
                                             3/31/96         03/31/97
                                              (dollars in thousands)

Average Gross Managed Portfolio            $ 167,245        $ 159,579
Average month-end number of
  Installment Contracts                       15,965           15,489
Repossessions as a percentage of
  average month-end number of
  Installment Contracts outstanding           12.38%           26.12%

Gross Charge-offs (2)                      $   2,920        $   9,176
Recoveries (3)                                   112            1,068
Claim Payments from MS Casualty (4)            2,378               68

Net Charge-offs (5)                        $     430        $   8,040

Annualized Net Charge-offs as a percentage
  of average Gross Managed Portfolio
  outstanding                                  1.0 %            20.2%



(1) All amounts and percentages are based on the gross amount scheduled to be paid on each installment contract, including unearned finance charges and other charges. The information in the table includes installment contracts previously sold through Securitizations which the Company continues to service.
(2) Gross charge-offs include principal, late charges, and repossession expenses and are net of insurance (other than repossession loss insurance) claims and rebates and proceeds from the sale of repossessed financed vehicles.
(3)    Recoveries are collections net of attorney fees and court costs.
(4) Refers to claims paid for repossession losses under the MS Casualty repossession loss insurance policies maintained on the installment contracts, purchased prior to July 1, 1996, net of recoveries.
(5) Net charge-offs equal gross charge-offs minus recoveries and insurance claim payments.

Installment Contract Delinquency Experience

       The Company considers an installment contract to be delinquent if the borrower fails to make any payment in full on or before the due date as specified by the terms of the installment contract. The Company typically initiates contact with borrowers whose payments are not received within eight days of the due date. The period-end delinquencies on the Company's gross managed portfolio set forth in the table below are not necessarily representative of average delinquencies during the periods indicated.


                            Delinquency Experience
Owned Installment Contracts

                            March 1996                    March 1997
                       Number of     Amount        Number of    Amount
                       Contracts  (in thousands)   Contracts (in thousands)
Portfolio                4,211      $ 62,008         7,402     $ 94,731

 Period of delinquency
   31-60 days               92         1,297           396        5,178
   61-90 days               38           430           122        1,701
   91 days or more          63           684           210        3,009

    Total delinquencies    193      $  2,411           728     $  9,888

Total delinquencies
   as a percent of
   the portfolio          4.6%          3.9%          9.8%        10.4%


Securitized Installment Contracts

                           March 1996                 March 1997
                      Number of     Amount        Number of    Amount
                      Contracts  (in thousands)   Contracts (in thousands)
Portfolio              11,760      $110,782         5,752      $39,882

 Period of delinquency
   31-60 days             476         4,908           201        1,552
   61-90 days             227         2,433            88          732
   91 days or more        291         3,125           144        1,478

 Total delinquencies      994       $10,466           433      $ 3,762

Total delinquencies
  as a percent of
  the portfolio          8.5%          9.4%          7.5%         9.4%

        As reported in previous filings, delinquent contracts and gross charge-offs increased throughout 1996. The Company has taken numerous steps to improve its delinquency ratios and charge-offs. During 1996, the Company adopted a new, more stringent credit scoring system and tightened its credit standards. During the third quarter of 1996, Company management reorganized certain functional areas and reassigned responsibilities to place more emphasis on collection efforts. During October 1996, the Company opened a second customer service office in Mobile, Alabama. Management believes this customer service office will allow the Company to hire more experienced personnel. Further, as a result of the loss per automobile increasing, the Company tightened its lending criteria to reduce the acceptable mileage level on used cars. As a result of these steps, along with an increased level of repossessions and chargeoffs, the Company's delinquency has decreased from 19.3% at December 31, 1996 to 10.1% at March 31, 1997.



                   PART II - OTHER INFORMATION


   Item 1.        Legal Proceedings

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

        On January 15, 1997, the Company was named as a defendant in a lawsuit filed by Telluride Funding Corp. in the New York State Court. In its complaint, Telluride asserts claims for unpaid fees due it in connection with the Company's warehouse line of credit entered into in April, 1995. Plaintiff seeks damages in the amount of $437,500, plus interest, costs and attorney's fees. At this time, the Company is unable to predict the outcome of this litigation, but intends to vigorously defend this proceeding. The Company has filed Declaratory Judgement action in Mississippi State Court requesting a determination of the parties' rights and obligations under the Letter Agreement relating to a warehouse line of credit. At this time, the Company is unable to predict the outcome of this litigation.

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

                  None


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


                                  MS FINANCIAL, INC.



May  14, 1997                     By: /s/Vann R. Martin
                                  Vann R. Martin
                                  President and Chief Operating
                                  Officer



May  14, 1997                     By: /s/R. Dale Miller
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