Form 10-K/A
period 1996-12-31
MS FINANCIAL INC
filed 1997-06-24
CIK 946014

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                       ------------------------------

                                 FORM 10-K/A
                               AMENDMENT NO. 2

                       ------------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
For the transition period from ___________ to ___________

Commission file Number     0-26474

                               MS FINANCIAL, INC.
             (Exact Name of Registrant as Specified in its Charter)


Delaware                                                 64-0835847
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

715 S. Pear Orchard Road, Suite 300, Ridgeland, Mississippi       39157
(Address of principal executive offices)                        (Zip Code)


Registrant's Telephone Number Including Area Code: (601) 978-6737

                       ------------------------------

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
                                     X    Yes          No
                                  --------     --------

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

                                     PART I

Item 1.       Business    . . . . . . . . . . . . . . . . . . . . . . . . .   3
Item 2.       Properties  . . . . . . . . . . . . . . . . . . . . . . . . .  11
Item 3.       Legal Proceedings   . . . . . . . . . . . . . . . . . . . . .  11
Item 4.       Submission of Matters to a Vote of Security Holders   . . . .  12

                                     PART II

Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters   . . . . . . . . . . . . . . . . . . . .  12
Item 6.       Selected Financial Data   . . . . . . . . . . . . . . . . . .  13
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations   . . . . . . . . . . . . . . . . .  15
Item 8.       Financial Statements and Supplementary Data   . . . . . . . .  36
Item 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure    . . . . . . . . . . . . . . . . .  36

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant    . . . .  37
Item 11.      Executive Compensation    . . . . . . . . . . . . . . . . . .  42
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management    . . . . . . . . . . . . . . . . . . . . . . . .  51
Item 13.      Certain Relationships and Related Transactions    . . . . . .  52

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K    . . . . . . . . . . . . . . . . . . . . . . . . .  54

                                     PART I


ITEM 1.       BUSINESS

GENERAL


       MS Financial, Inc. (the "Company") is a specialized consumer finance company engaged in the purchase and servicing of retail installment contracts ("Installment Contracts") originated principally by manufacturer-franchised dealerships ("Franchise Dealer") which sell new and used automobiles and light duty trucks to borrowers with limited credit history, low income or past credit problems ("Non-prime Consumer"). The Company also generates revenues from commissions on the sale of credit life insurance, credit accident and health insurance, and extended service or warranty contracts ("Ancillary Products").


       The Company commenced operations in 1984 and achieved significant growth until the third quarter of 1996, reaching a maximum of 23 branch offices in 11 states and 10 regional marketing programs in 8 states. At September 30, 1996, the Company's dealer network consisted of 1,071 dealers in 14 states, and the Company's net portfolio of managed Installment Contracts was $163.8 million.


       During 1996, the percentage of the Company's delinquent receivables increased dramatically to 18.0% at September 30, 1996. This resulted in the Company's inability to maintain acceptable sources of credit necessary for normal business operations. Since October 1, 1996, the Company's sources of liquidity have not been adequate to allow the Company to purchase any significant number of Installment Contracts. (See the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations") At December 31, 1996, delinquent receivables as a percentage of total receivables were 19.3%.


       On February 7, 1997, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Search Capital Group, Inc. ("Search"). If the merger (the "Merger") contemplated by the Merger Agreement is consummated, the Company will become a wholly-owned subsidiary of Search and the Company's shareholders will become shareholders of Search. Consummation of the Merger is subject to a number of conditions and contingencies, many of which are outside the Company's control. More detailed information about Search and the proposed Merger will be contained in Search's registration statement on Form S-4 to be filed with the Securities and Exchange Commission.


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


BUSINESS STRATEGY

       Prior to 1996, the Company believed it had implemented a successful business strategy based on its (i) understanding of the automotive finance business, (ii) substantial experience with Franchise Dealers' Non-prime Consumer financing requirements, (iii) ability to evaluate credit risks associated with the Non-prime Consumer market, and (iv) methods of receivables servicing and collection. The principal components of this business strategy included (i) developing and retaining experienced management personnel, (ii) developing and expanding its branch office network around a cluster of urban centers, (iii) utilizing centralized credit functions and advanced management information systems, (iv) developing strong dealer relationships, and (v) providing economical and flexible financing structures.

       The Company believes it can identify some of the reasons for the increase in delinquencies and losses that occurred beginning in late 1995 and continued throughout 1996. Some portion of the increase appears to be attributable to macroeconomic factors which affected the sub-prime market generally. The Company also believes that the decline in the quality of its owned and managed portfolio was, in part, attributable to increased competition in the non-prime market which resulted in the Company being pressed into the lower end of the range of acceptable credit criteria. Finally, the Company experienced management and turnover problems in its collection/customer service department during 1996 which caused the Company's collection efforts to be less effective than in past years.

       The Company intends to operate within the current confines of available liquidity until the date and time of the consummation of the Merger
("Effective Time") with Search. The completion of the Merger is projected to occur in July, 1997. After the Effective Time of the Merger, Search, as the controlling party of the Company, would then assume the role of determining the Company's business strategy on an ongoing basis.



INSTALLMENT CONTRACTS ACQUISITION PROGRAM


       Along with a number of other finance companies purchasing Installment Contracts owned by Non-prime Consumers, the Company experienced a dramatic increase in delinquencies on Installment Contracts in 1996 which ultimately resulted in a devaluation of its owned and managed portfolio and a loss of customary financing sources. Since early October, 1996, the Company's financing sources have not been adequate to continue normal business operations.

       Historically, the Company has marketed its services through three programs: a branch office network; a central marketing program; and a regional marketing program.

       BRANCH NETWORK. The branch office network reached a high of 23 offices during 1996. After closing 12 offices during 1996, the Company currently maintains 11 branch offices divided into two regional divisions (East and West) located in five states.


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

       The Company's branch office personnel directly assist the dealership in completing the paper work necessary to complete the sale of the vehicle and the Installment Contract. In connection with that service, the Company's personnel have direct contact with the consumer and market Ancillary Products to the consumer. The Company publishes a schedule of acceptable interest rates and purchases Installment Contracts meeting its criteria at a fixed discount (typically a net discount to the dealer of 7.6% for branch office purchases). Prior to July 1, 1996, after payment of the cost of repossession loss insurance which the Company remitted to the insurance carrier, the amount of the discount retained by the Company was one percent. Since July 1, 1996, the Company has retained the amount previously paid for repossession loan insurance which increased the average net discount to the Company to 7.6% on purchases by branch offices.

       CENTRAL MARKETING PROGRAM. The Company also purchases Installment Contracts from its Ridgeland, Mississippi office on an indirect basis from dealers. These are typically dealers who have done business with other MSD affiliates. In the central marketing program, the dealers fax a loan application to the Company's headquarters. Any required negotiations to improve credit terms prior to funding an Installment Contract takes place directly between the Company's underwriting personnel and personnel at the dealership. If acceptable terms can be reached, the contract is closed at the dealership by the dealer's personnel. To the extent any Ancillary Products are sold, the dealer retains any commission income. Installment contracts meeting the Company's published interest rate and credit criteria purchased through the Central Marketing Program are purchased at a fluctuating discount based on the term of the Installment Contract. The discount ranges from 3.75% to 7.5%, subject to a minimum discount of $450. The Company has established arrangements with some dealers that allow the dealer to participate in a portion of the interest paid by the consumer. Otherwise, these transactions are nonrecourse to the dealer. The discount was used by the dealer or the Company on behalf of the dealer to purchase repossession loss insurance prior to July 1, 1996. After the Company discontinued repossession loss insurance (see below) the Company retained the discount, which has averaged approximately 6.75%.

       REGIONAL MARKETING PROGRAM. Beginning in November 1995, the Company converted four of its branches into regional marketing programs. These programs were chosen in areas where the Company believed it was not economical to operate a branch office either because of the competitive environment or due to geographic limitations or both. The program consists of a sales representative establishing relationships with dealers located in their market areas and soliciting Installment Contracts on an indirect basis. Dealers close the contract, sell any Ancillary Products to the customers and retain the commissions. The Company's personnel do not negotiate the contracts or have any contact with the customer. This program allows the regional marketing representative to cover a larger geographic area since the customer does not come into the branch office to close the contract. Branch office personnel also establish relationships with dealers beyond their normal range of operations and offer the regional marketing program to these dealers. Installment Contracts meeting the Company's published interest rate and credit criteria purchased through the Regional Marketing Program are purchased at a fixed $750 discount, which averages 6.91% of the amount financed. These transactions are nonrecourse to the dealers, and the dealer does not participate in any interest paid on these contracts. After the Company discontinued repossession loss insurance, the $750 discount used to pay the repossession loss insurance premium was retained by the Company.

       During 1996, the Company closed 9 regional offices, and at December 31, 1996, had its only regional office in Raleigh, NC.

       DEALER RELATIONSHIPS. The Company primarily markets its financing program to Franchise Dealers because it believes that the quality and value of used cars sold by Franchise Dealers are generally higher than those sold by independent dealers. Except for one dealer partially owned by a director of the Company that generated approximately 5.8 % of the Company's Installment Contracts outstanding as of December 31, 1996, no dealer accounted for more than 2.7 % of the Company's total number of Installment Contracts. For the years ended December 31, 1994, 1995 and 1996, the Company had 632, 781 and 1,059 active dealers, respectively.

       Each dealer with which the Company establishes a financing relationship enters into a non-exclusive written dealer agreement with the Company (a "Dealer Agreement") governing the purchase of Installment Contracts from such dealer. The Dealer Agreement sets forth the general terms upon which Installment Contracts will be purchased by the Company, but does not obligate the dealer to sell, or the Company to purchase, any particular Installment Contract. The Company monitors the number and tracks the performance of Installment Contracts purchased from each dealer to identify problem dealers at an early stage and take corrective actions against possible adverse trends in loss ratios with respect to such dealers.



                                               AS OF DECEMBER 31,
                                            ------------------------
NUMBER OF ACTIVE DEALERS BY STATE           1994    1995    1996 (1)
----------------------------------------    ----    ----    --------
Alabama ................................       8      11      12
Georgia ................................      96      93     113
Indiana ................................       2      22      39
Kentucky ...............................      14      21
                                                              29
Mississippi ............................      82      74
                                                              93
North Carolina .........................      59      90
                                                             140
Ohio ...................................      18      45      70
Oklahoma ...............................      51      75     115
Tennessee ..............................      86      96
                                                             119
Texas ..................................     193     228     284
Virginia ...............................       9      22
                                                              25
Other ..................................      14       4      20
                                           -----   -----   -----
       Total ...........................     632     781   1,059
                                           =====   =====   =====

      (1) The Company has been unable to purchase any significant number of Installment Contracts since October 1, 1996.


       REPOSSESSION LOSS INSURANCE. Prior to July 1, 1996, the Company insured against a portion of the losses on its Installment Contracts with a repossession loss policy underwritten by MS Casualty. Under that program, at the time of financing, the dealer paid MS Casualty a premium for an insurance policy covering default losses. When an insured vehicle is repossessed, any credit loss of up to $7,000 per vehicle is covered by MS Casualty and, subject to any loss deductibles applied by the Company, paid with respect to the Installment Contract. The total liability of MS Casualty for all repossession losses with respect to each policy year could not, however, exceed the product of $600 times the number of repossession loss policies purchased through the Company during such policy year. In addition, the Company was eligible for an experience refund that allowed the Company to recapture any profits from positive underwriting experience after paying an administrative fee on the repossession policies. The Company earned no experience refund in 1995 or 1996. As of July 1, 1996, the Company discontinued the repossession loan program and, instead, reduced the purchase price paid dealers for Installment Contracts or retained a portion of the discount previously used to pay the insurance premium.

       CREDIT EVALUATION AND PURCHASING PROCEDURES. The Company applies uniform underwriting standards in purchasing Installment Contracts. These standards have been developed and refined over several Installment Contract cycles (i.e., where the Company has experienced the full maturities of several generations of 48-month Installment Contracts) during the Company's 12 year history. The two most important criteria used in evaluating an Installment Contract are the degree of the applicant's creditworthiness and the collateral value of the vehicle.

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

       Once the terms of the financing are agreed upon, the financing documents are approved by the Company's home office. The dealer then delivers all documentation required under the Dealer Agreement to the Company, including proof of title indicating the Company's lien, an odometer statement confirming the vehicle's mileage and proof that the automobile is insured, with the Company designated as loss payee. When the Company has received the final credit and other documents from the dealer, the Company remits funds to the dealer.


       The Company believes that the decline in the quality of its owned and managed portfolio was, in part, attributable to increased competition in the subprime market which resulted in the Company being pressed into the lower end of the range of acceptable credit criteria. In October 1996, the Company tightened its credit standards. At this point, the Company does not have adequate data to determine whether Installment Contracts purchased since October 1996 will perform significantly better than the Installment Contracts purchased prior to that date. Pursuant to the Merger Agreement, the Company agreed to begin purchasing Installment Contracts which satisfy Search's underwriting criteria or are otherwise approved by Search.



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




                                      INSTALLMENT CONTRACTS PURCHASED
                                      --------------------------------
                                        1994        1995        1996
                                      --------    --------    --------
                                          (Dollars in thousands)
New Car Portfolio
       Installment Contracts             1,129         690         904
       Principal amount financed      $ 15,244    $  9,208    $ 13,102

       Weighted average initial APR       17.7%       18.2%       18.2%

Used Car Portfolio
       Installment Contracts             5,334       8,078       9,448
       Principal amount financed      $ 50,184    $ 77,765    $ 97,726

       Weighted average initial APR       21.4%       21.0%       21.0%

Total Portfolio
       Installment Contracts             6,463       8,768      10,352

       Principal amount financed      $ 65,428    $ 86,973    $110,828

       Weighted average initial APR       20.4%       20.7%       20.7%

CONTRACT SERVICING AND ADMINISTRATION


       The Company's centralized Installment Contract servicing and administration activities have been specifically tailored to servicing loans to Non-prime Consumers. The Company's servicing and administration departments, which are located at its corporate headquarters near Jackson, Mississippi, (i) monitor the Installment Contracts and the related collateral, (ii) account for and post all payments received, (iii) respond to customer inquiries, (iv) take all necessary action to maintain the security interest granted in the financed automobile, (v) investigate delinquencies and communicate with the borrowers to obtain timely payments, (vi) pursue deficiencies on Installment Contracts, and
(vii) when necessary, contract with third parties to repossess and dispose of the financed automobile. During 1996, the Company experienced unusually high turnover in its customer service department which contributed to the higher delinquencies and losses experienced during the year. Also, as a result of the shortage of experienced sub-prime customer service representatives, in November 1996, the Company opened a customer service center in Mobile, Alabama to support the main office collection efforts.


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

ITEM 2.  PROPERTIES


       The Company's executive offices are located in Ridgeland, Mississippi, immediately north of Jackson, Mississippi, where it leases 13,176 square feet pursuant to a sublease expiring in December 1997. The Company also leases 3,106 square feet in the adjacent building.


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


       In October 1996, the Company opened a customer service office in Mobile, Alabama, consisting of 4,670 square feet leased for $1,100 per month for the first six months of the lease and for $2,200 per month thereafter through September, 1997.


ITEM 3.  LEGAL PROCEEDINGS


       Beginning in June 1995, the Company was named as a defendant in a number of lawsuits filed in the District Court of Harris County, Texas. In certain of these cases, plaintiffs sought class action certification. In January 1997, the Company entered into a settlement agreement covering the pending cases which requires the Company to pay $375,000 prior to July 1, 1997. The terms of the settlement require the Company to release certain deficiency claims against the plaintiffs.

       On January 15, 1997, the Company was named as a defendant in a lawsuit filed by Telluride

Funding Corp. ("Telluride") in the U.S. District Court for the Southern District of New York. In its complaint, Telluride asserts claims for unpaid fees due it in connection with the Company's warehouse line of credit entered into in April 1995. Plaintiff seeks damages in the amount of $437,500, plus interest, costs and attorney's fees. At this time, the Company is unable to predict the outcome of this litigation, but intends to vigorously defend this proceeding. The Company has filed a declaratory judgment action against Telluride in Mississippi State Court requesting a determination of the parties' rights and obligations under the letter agreement relating to the warehouse line of credit. At this time, the Company is unable to predict the outcome of this litigation.


       The Company is involved, from time to time, in routine litigation incidental to its business. However, the Company believes that it is not a party to any other material pending litigation which, if decided adversely to the Company, would have a significant negative impact on its business, income, assets or operations. The Company is not aware of any other material threatened litigation which might involve the Company.


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

                                      Price of Common Stock
                                      ---------------------
                                  1995                      1996
                                  -----                     ----
                             High        Low           High      Low
                             ----        ---           ----      ---
       First Quarter                                $  7 1/8    $  4 3/8
       Second Quarter                               $  7 5/8    $  5 7/8
       Third Quarter        $ 13 7/8    $ 11        $  6 1/4    $  2 5/8
       Fourth Quarter       $ 12 1/2    $  5 3/8    $  3 5/8    $    5/8

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

                                                                  YEAR ENDED DECEMBER 31,
                                                                  -----------------------
                                                     1992        1993        1994        1995        1996
                                                   --------    --------    --------    --------    --------
                                                         (dollars in thousands, except per share data)
INCOME STATEMENT DATA:
Interest and fee income on Installment
       Contracts and securitizations               $  6,880    $  6,514    $ 10,008    $ 12,449    $ 14,909
Other interest income                                     2          13           4         100          70
Interest expense                                     (2,048)     (1,193)     (2,441)     (3,587)     (5,371)
                                                   --------    --------    --------    --------    --------
Net interest income before loss provisions            4,834       5,334       7,571       8,962       9,608
Provision for possible losses on
       Installment Contracts                           (749)       (924)       (685)       (826)    (20,103)
Provision for impairment of amounts
       due under Securitizations                       --          --          --          --        (3,000)
Provision for possible losses on
       repossessed automobiles                         --          --          --          --        (2,800)
                                                   --------    --------    --------    --------    --------
Net interest income (loss) after loss provisions      4,085       4,410       6,886       8,136     (16,295)
Insurance commissions earned                            155         667       1,456       1,823       1,329
Gains on securitizations                                633       2,134       2,492       7,072        --
Service fee income                                      222         862       1,235       1,951       2,668
Experience refund on insurance policy                  --           900         900        --          --
Other income                                            217         349         627         760         753
Operating expenses                                   (3,152)     (4,271)     (6,589)     (9,340)    (15,104)
Income tax (expense) benefit                           (748)     (1,890)     (2,622)     (3,901)      4,635
                                                   --------    --------    --------    --------    --------
Income (loss) from continuing operations              1,412       3,161       4,385       6,501     (22,014)
Income from operations of discontinued
       subsidiary, net of income taxes                1,070        --          --          --          --
                                                   --------    --------    --------    --------    --------
Net income (loss)                                  $  2,482    $  3,161    $  4,385    $  6,501    $(22,014)
                                                   ========    ========    ========    ========    ========

EARNINGS (LOSS) PER SHARE:
From continuing operations                         $   0.15    $   0.34    $   0.47    $   0.65    $  (2.11)
From operations of discontinued
       subsidiary, net of income taxes                 0.12        --          --          --          --
                                                   --------    --------    --------    --------    --------
Net income (loss)                                  $   0.27    $   0.34    $   0.47    $   0.65    $  (2.11)
                                                   ========    ========    ========    ========    ========

Weighted average shares outstanding                   9,332       9,332       9,332       9,932      10,433

                                                                        YEAR ENDED DECEMBER 31,
                                                                        -----------------------
                                                         1992        1993        1994        1995        1996
                                                       --------    --------    --------    --------    --------
                                                             (dollars in thousands, except per share data)
PORTFOLIO DATA:
Number of contracts acquired during
       period (not in thousands)                          2,772       4,546       6,463       8,768      10,352
Principal amount of contracts acquired
       during period                                   $ 26,233    $ 45,172    $ 65,428    $ 86,973    $110,828

Net Managed Portfolio - end of period                  $ 42,640    $ 61,009    $ 88,589    $120,318    $130,371
Net Managed Portfolio - average during period          $ 41,577    $ 52,383    $ 73,505    $106,309    $142,753

Average principal balance of securitized Installment
       Contracts during period                         $  2,025    $ 22,887    $ 35,244    $ 52,590    $ 72,212
Average principal balance of owned loans
       during period                                   $ 30,433    $ 26,096    $ 40,117    $ 56,095    $ 72,261

OPERATING DATA:
 Owned Installment Contracts Receivable:
       Average interest rate earned (1) (2)                22.6%       23.0%       21.4%       21.4%     20.5 %
       Average interest rate paid (3)                       6.7%        6.5%        8.1%        8.9%     10.2 %
                                                       --------    --------    --------    --------    --------
       Net interest spread                                 15.9%       16.5%       13.3%       12.5%     10.3 %
                                                       ========    ========    ========    ========    ========
Allowance for possible losses on Installment
       Contracts as a percent of average Net
       Managed Portfolio                                    2.1%        2.3%        1.8%        1.5%        7.0%

Operating expenses as a percent of average
       Net Managed Portfolio (2)                            7.6%        8.2%        9.0%        8.8%       10.6%



BALANCE SHEET DATA (AT  PERIOD END):
Total assets                                           $ 28,422    $ 32,902    $ 60,222    $ 49,718    $101,435
Notes payable                                            15,111      15,046      36,043        --        75,813
Total liabilities                                        17,865      19,184      42,119       4,734      79,681
Stockholders' equity                                     10,557      13,718      18,103      44,984      21,754

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The following management's discussion and analysis provides information regarding the Company's consolidated financial condition as of December 31, 1995 and 1996, and its results of operations for the years ended December 31, 1994, 1995 and 1996. The management's discussion and analysis should be read in conjunction with the "Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and the notes thereto and the other consolidated financial data. The ratios and the percentages provided below are calculated using the detailed financial information contained in the Company's Consolidated Financial Statements and the notes thereto.

OVERVIEW


              The Company is a specialized consumer finance company engaged in the purchase and servicing of Installment Contracts originated by automobile dealers. The Company acquires Installment Contracts principally from Franchise Dealers in connection with the sale of used and new automobiles and light duty trucks to approved Non-prime Consumers. The Company also generates revenue from commissions which it receives from the sale of Ancillary Products sold in conjunction with the Installment Contracts purchased by the Company through its branch offices.


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

              BRANCH OFFICE NETWORK.    In 1990,  the Company began expanding
its business by opening branch offices in the Midwest, Southeast and Southwest regions of the United States and servicing dealers in these regions. These branch offices develop and improve relationships with dealers and customers, generate Installment Contract applications and produce commission and fee income through the sale of Ancillary Products. This commission and fee income typically offsets each particular branch office's operating expenses within 12 months of its opening. As a result of the Company's branch office expansion, the volume and number of Installment Contracts in its Managed Portfolio have grown significantly in the last several years. The number of branch offices reached a high of 23 in October 1996. Due to a lack of production and profitability, and to reduce company overhead, a total of twelve branches were closed during the fourth quarter of 1996. During 1994, 1995 and 1996 under this program, the Company purchased Installment Contracts totalling $40,979, $65,478 and $55,746, respectively.


              CENTRAL MARKETING PROGRAM. In 1984, the Company began purchasing Installment Contracts from MSD affiliated dealers located principally in Mississippi and Tennessee. During 1996, the Company serviced approximately 45 affiliated dealers in Mississippi, Tennessee, and Alabama. During 1994, 1995 and 1996 under this program, the Company purchased Installment Contracts totalling $24,449, $21,130 and $17,120, respectively.


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


              USE OF SECURITIZATIONS. In 1992, the Company began selling interests in pools of its Installment Contracts to investors through the annual issuance of triple-A rated, asset-backed securities ("Securitization"). These transactions provided a significant source of the Company's funding. Securitizations also allowed the Company to (i) lock in the interest rate spread on the underlying Installment Contracts by obtaining a fixed rate of interest on the Securitization, (ii) record a gain or loss on the sale of the Installment Contracts, (iii) receive residual income attributable to excess cash flows on the Installment Contracts if and when payments on the Installment Contracts are received and (iv) receive income from servicing the Installment Contracts. This residual income and service fee income is included under "Results of Operations," below, under the headings "Interest and fee income on Installment Contracts and Securitizations" and "Service fee income," respectively. The

Company's last securitization was closed in September, 1995.



              ADMINISTRATIVE DEVELOPMENT. Prior to 1994, MSD provided most of the Company's executive and administrative services, including its accounting, payroll, data processing, human resource management and computer system maintenance and development services. Between 1993 and 1994, MSD began to charge the Company progressively higher administrative and other fees for these services as the Company expanded its operations.

              Beginning in January 1994, many of the individuals who had performed these executive and administrative functions for the Company became full-time employees of the Company. Some services, such as payroll processing, mainframe computer usage and software maintenance and development, however, continued to be performed by MSD under a cost sharing contractual arrangement. As of January 1, 1995, the Company assumed responsibility for its own payroll processing and recruited personnel from MSD's management information systems ("MIS") department to form the Company's own MIS department. All remaining fee arrangements between the Company and MSD were discontinued at this time, other than those relating to the Company's use of MSD's mainframe computer.

              The following table sets forth information with regard to the Company's growth in personnel, branch offices and Installment Contract origination. Also set forth is information regarding portfolio growth, borrowing levels and cost of funds.





                                                       Year ended December 31,
                                                   --------------------------------
                                                     1994        1995        1996
                                                   --------    --------    --------
Number of Branch  and Regional Marketing Offices
       Total at period end                               23          24          12
       Average for the period                            17          23          21

Company Personnel
       Executive                                          5           5           3
       Headquarters operations                           48          80          94
       Branch offices                                    58          54          35
                                                   --------    --------    --------
              Total at period end                       111         139         132
Originated Installment Contracts (000's)
       Central marketing program                   $ 24,449    $ 21,130    $ 17,120
       Branch offices                                40,979      65,478      55,746
       Regional marketing program                      --           365      37,962
                                                   --------    --------    --------
                                                   $ 65,428    $ 86,973    $110,828
                                                   ========    ========    ========
Net Managed Portfolio (000's)
       Total at period end                         $ 88,789    $120,318    $130,371
       Average for the period                        73,505     106,309     142,753
Owned installment and other contracts (000's)
       Total at period end                         $ 48,852    $ 22,398    $ 86,972
       Average for the period                        39,406      58,903      72,261

Revolving credit facility balances (000's)
       Total at period end                         $ 36,043        --      $ 75,813
       Average for the period                      $ 30,213    $ 40,488    $ 52,653

Average interest rate paid                              8.1%        8.9%       10.2%

RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)


COMPARISON OF 1995 TO 1996



              INTEREST AND FEE INCOME ON INSTALLMENT CONTRACTS AND SECURITIZATIONS. Interest and fee income on Installment Contracts and Securitizations increased by $2,460, or 19.8%, from $12,449 in 1995 to $14,909 in 1996. Fee income includes late charges and extension fees which amounted to
$927 and $1,623 in 1995 and 1996, respectively.   The increase in interest
income is primarily due to a 22.7% increase in average owned Installment Contracts outstanding during the year. The increase in owned Installment Contract balances results primarily from a 27.4% increase in the principal balance of Installment Contracts acquired during 1996. Also, in 1996, the Company failed to complete a Securitization, which contributed to the increase in the owned portfolio. These increases were partially offset by a decrease in residual income attributable to excess cash flows on Securitizations which decreased 83.9% from $422 in 1995 to $68 in 1996. This reduction is primarily the result of reduced cash flow from the Securitizations which was caused primarily by increased delinquencies during the last half of 1995 and throughout 1996. Residual income attributable to excess cash flows on Securitizations is recognized based on actual and expected cash flows and the estimated rate of return on the recorded investment.

              INTEREST EXPENSE. Interest costs increased by $1,784, or 49.7%, from $3,587 in 1995 to $5,371 in 1996. As a percentage of interest and fee income, interest expense increased from 24.4% in 1994, to 28.8% in 1995 and 36% in 1996. This increase in the amount of interest expense and the ratio of interest expense to interest and fee income resulted from increases in average borrowings outstanding under the revolving credit facility over those periods. During 1996, the revolving credit facility was not reduced by proceeds from a Securitization transaction which resulted in the average amount outstanding under the credit line increasing to $52.7 million in 1996 compared to $40.5 million in 1995. The remainder of the increase in 1996 relates to an increase in the interest rate on the revolving credit facility for the last two months of 1996, which increased interest expense approximately $363, and the other costs associated with restructuring the debt ($563). The revolving credit facility was restructured in December as a result of the Company's rising delinquency and loss rates. During the third quarter of 1995, the Company completed a Securitization which resulted in

$73.2 million in proceeds and received an equity infusion through the completion of an initial public offering of $21.4 million. The net proceeds were used to repay the Company's revolving credit facility which in turn reduced the Company's interest cost for the last quarter of 1995.


              PROVISION FOR POSSIBLE LOSSES. The provision for possible losses on Installment Contracts increased by $19,277 from $826 in 1995 to $20,103 in 1996. The allowance for possible losses on Installment Contracts increased from 1.3% of the Net Managed Portfolio in 1995 to 7.7% in 1996. This significant increase is substantially the result of the Company's rising delinquencies and loss rates on Installment Contracts and the total utilization of the aggregate loss limits and available reserves at MS Casualty. At the end of the Company's 1995 calendar year, a loss development methodology was utilized that considered what proportion of the Company's losses were developing after specific time frames based on month of loan origination.
Based on that static pool loss development, and considering the insurance that MS Casualty provided the Company, allowance levels were established. The Company utilized this approach exclusively through the second quarter of 1996. Beginning in the third quarter of 1996, in consideration of the Company's rising delinquency rates, the Company began supplementing the previously existing methodology with additional methodologies that better considered the rising delinquency and loss rates. The Company's management believed that, with the trend in delinquencies, the previous methodology would not consider the negative trends in the portfolio fast enough. Accordingly, two additional methods were developed.

              The first supplemental method is based on delinquency information by year of origination. A probability of loss factor is estimated for each delinquency category by year of origination and a percentage of loan dollar loss factor is established for each year. The probability of loss factor represents the ratio of accounts that went into repossession status to the total accounts to reach delinquent status for each delinquency category. The percentage of loan dollar loss factor represents the percentage of actual total loss expected to the remaining balance on those loans. These factors are applied to each delinquency category for each year and then totaled to calculate the required allowance.

              The second supplemental method considers both historical loss rates and delinquencies. Delinquent balances are accumulated by month of origination and by number of days delinquent. Those delinquent balances are then expressed as a percentage of the remaining balance of loans originated in the applicable month. Then the delinquency percentages are multiplied by the annual probability of loss and percentage of loss factors to calculate a risk weighted delinquency percentage for each category. A total risk weighted delinquency rate is then calculated by totaling the risk weighted delinquency percentage for each category. This rate is then averaged with the next year loss percentage by month of origination. The next year loss percentage represents the estimated losses to be realized in the next year to the remaining balance using the historical loss development approach used by the Company in prior years. The average expected loss rate by month of origination is multiplied by the remaining balance of loans by month of origination and the results are totaled to calculate the required allowance.

              At December 31, 1996, management provided an allowance for possible losses on repossessed automobiles of $2.8 million. A valuation allowance was not previously considered necessary because of the Company's insurance arrangement with MS Casualty and the relatively lower level of repossessed automobiles in prior periods. The allowance takes into account management's estimate of a 55% recovery rate on sales of repossessed vehicles. Also, at the end of 1996, the Company recorded a provision for impairment of amounts due under securitizations of $3.0 million. This provision was deemed necessary because the deterioration in performance of the Company's sold portfolio has dramatically reduced the amount of residual income attributable to excess cash flows expected to be received under the 1995 Securitization.

              As reported in the Company's press release dated September 3, 1996 and in the Company's Form 8-K dated September 12, 1996, the Company had a breakdown in its extension granting process that was identified and rectified timely. The Company became aware that as of June 30, 1996, documentation of extensions and internal controls related to extensions fell below the Company's standards. In September 1996, independent auditors hired by the Company's lenders conducted a=review of the Company's extension policies. At the direction of the Company's audit committee, the Company's independent auditors periodically audited extension practices beginning in September 1996. Search reviewed the Company's extension practices in March 1997. The foregoing reviews followed a substantial revision of the Company's extension policies in November 1996. Assuming the Merger is effected with Search, Search employs an internal auditor who will, among other things, be charged with the responsibility of monitoring the Company's extension practices to ensure compliance with established policies and procedures. The Company believes that these periodic reviews and continued monitoring to be performed by Search's internal auditor will be adequate to ensure material compliance with the Company's established policies and procedures.

              Because of the breakdown in the Company's extension granting process, certain negative trends in the Company's loan portfolio were not apparent as fast as management would have preferred. The Company's delinquency experience (61 days and greater) increased dramatically in the last two quarters of the calendar year but showed improvement by the end of the first quarter of 1997. Specifically, such delinquencies for the gross managed portfolio were as follows:


                                        PERCENTAGE OF      PERCENTAGE OF
                                          NUMBER OF          PRINCIPAL
                                           CONTRACTS           AMOUNT
                                       ----------------    --------------
      March 31, 1996                         3.9%               3.9%

      June 30, 1996                          3.5%               3.7%

      September 30, 1996                     9.7%               9.9%

      December 31, 1996                      8.8%               9.5%

      March 31, 1997                         4.3%               5.1%


              Management of the Company believes that the substantial loan loss provisions made in the third and fourth quarters of 1996 were made timely with the best information available and in consideration of management's loss expectations at the time.

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


              GAINS ON SECURITIZATIONS. During 1996, the Company did not complete a Securitization. However, during 1995 the Company completed a $90.0 million securitization which resulted in a net gain on sale of $7.1 million. For further information, see the discussion at "Liquidity and Capital Resources-Securitization Programs".

              SERVICE FEE INCOME. Service fee income on Installment Contracts owned by Securitization Trusts increased by $717, or 36.8%, from $1,951 in 1995 to $2,668 in 1996, due primarily to the 37.3% increase in the average balance of securitized Installment Contracts being serviced by the Company.


              OTHER INCOME. Other income is primarily comprised of miscellaneous fee income generated by the branch offices. Other income decreased by $7, or 1.0%, from $760 in 1995 to $753 in 1996. This decrease is due to a reduction in title fee income and other miscellaneous income.


              OPERATING EXPENSES. Operating expenses increased $5,764, or 61.7%, from $9,340 in 1995 to $15,104 in 1996, partially due to a 24.2%
increase in the average number of personnel during the year and other expenses associated with higher contract origination volume. The Company expanded the customer service department by opening a customer service center in Mobile, Alabama, adding to the yearly expenses with startup costs and personnel. In addition, during the year the Company has incurred ongoing legal fees of $1.6 million, a significant portion of which related to defending lawsuits. For further reference see discussion at "Legal Proceedings". Also, at the end of 1996, the Company accrued the expenses associated with the potential settlement of various lawsuits in the state of Texas. The amount of this accrual totaled $375,000. Also, during 1996 the Company expensed the remaining carrying value of the cost of acquiring the Installment Contract origination program due to the uncertainties associated with its value as a result of the Company's substantial 1996 net loss. The carrying amount expensed totaled $257,000. Previously this asset was being amortized on a straight-line basis over ten years.


              NET INCOME. As a result of the factors discussed above, net income decreased by $28,515 from $6,501 in 1995 to a loss of $22,014 in 1996.

COMPARISON OF 1994 TO 1995


              INTEREST AND FEE INCOME ON INSTALLMENT CONTRACTS AND SECURITIZATIONS. Interest and fee income on Installment Contracts and Securitizations increased by $2,441, or 24.4%, from $10,008 in 1994 to $12,449
in 1995.   The increase in interest income is primarily due to a 49.5% increase in average owned Installment Contracts outstanding during the year. The increase in owned Installment Contract balances results primarily from an 32.9% increase in the volume of Installment Contracts acquired during 1995. These increases were partially offset by a decrease in residual income attributable to excess cash flows on Securitizations which decreased 70.6% from $1,434 in 1994 to $422 in 1995. This reduction in recognized residual income is primarily the result of reduced cash flow from the Securitizations, which in turn was caused primarily by increased delinquencies during the last half of 1995. Residual income attributable to excess cash flows on Securitizations is recognized based on actual and expected cash flows and the estimated rate of return on the recorded investment.


              INTEREST EXPENSE. Interest costs increased by $1,146, or 46.9%, from $2,441 in 1994 to $3,587 in 1995. This increase is partially due to a 34.0% increase in average borrowings under the revolving credit facility to fund the acquisition of Installment Contracts. Also, interest rates were higher during the first half of 1995 compared to the first half of 1994, which is when the bulk of the Company's borrowings were outstanding. During the third quarter of 1995, the Company completed a Securitization which resulted in $73.2 million in proceeds and received an equity infusion through the completion of an initial public offering of $21.4 million. The net proceeds were used to repay the Company's revolving credit facility which in turn reduced the Company's interest cost.


              PROVISION FOR POSSIBLE LOSSES ON INSTALLMENT CONTRACTS.
Provision for possible losses on Installment Contracts increased by $141, or 20.6%, from $685 in 1994 to $826 in 1995. The allowance for possible losses on Installment Contracts decreased from 1.5% of the Net Managed Portfolio in 1994 to 1.3% in 1995. The increase in the allowance was primarily attributable to a $1,184 valuation allowance that was recorded through a reduction in the recorded gain on the 1995 Securitization completed during the third quarter offset by an increase in losses charged to the valuation allowance account. The valuation allowance is intended to cover uninsured losses and is set at a level considered to be adequate to cover the expected future losses on the existing Installment Contract portfolio after taking into account available reserves and aggregate loss limits at MS Casualty to cover outstanding contracts. Increases in the allowance are primarily based on the level of Installment Contracts, historical loss experience and, to a lesser extent, current economic conditions, operating practices and other factors which management deems relevant. Losses on securitized Installment Contracts are limited to amounts recorded as investment in the subordinated trust certificates and amounts due under Securitizations.


              INSURANCE COMMISSIONS. Insurance commissions increased by $367, or 25.2%, from $1,456 in 1994 to $1,823 in 1995, primarily as the result of a 59.8% increase in Installment Contract originations from branch offices. However, commissions on the sale of Ancillary Products have decreased as a percentage of total revenues from 1994 to 1995 due to the Company's decision in July of 1995 to discontinue offering guaranteed asset protection ("GAP") policies. Also, in the fall of 1995, the Company reduced emphasis on selling other Ancillary Products in an effort to make the offerings more favorable to automobile dealers without increasing credit risk to the Company. The Company anticipates that as a percent of total revenue, commission income will continue to decrease in the coming years since it anticipates that portfolio growth will come primarily from the regional marketing program, from which the Company retains no commission on the sale of Ancillary Products.

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


              OPERATING EXPENSES. Operating expenses increased $2,751, or 41.8%, from $6,589 in 1994 to $9,340 primarily due to a 43.7% growth of average employees from 1994 to 1995. In addition, the Company had increased expense related to the additional reporting requirements commencing after the completion of its initial public offering during 1995.


              NET INCOME. Net income increased by $2,116, or 48.3%, from $4,385 in 1994 to $6,501 in 1995. The increase was primarily the result of a 35.7% increase in the number of Installment Contracts purchased during the year and the large increase in the gain on Securitization of $4,580 from $2,492 in 1994 to $7,072 in 1995.


QUARTERLY FINANCIAL DATA AND EARNINGS



              During 1996, the Company experienced a significant deterioration of portfolio performance as shown by the increase in delinquencies quarter over quarter. As a result of this deterioration, during the third and fourth quarters of 1996 the Company increased the provision for loan losses to $7.0 million and $12.5 million respectively. Also, as a result of higher losses during 1996, the Company recorded a provision for possible losses on repossessed automobiles of $2.8 million at year end. A valuation allowance was not previously considered necessary because of the Company's insurance arrangement with MS Casualty. However, at year end, the policy limits had been reached. In addition, at December 31, 1996, the Company recorded a provision for impairment of amounts due under securitizations of $3.0 million. This provision was deemed necessary because of the deterioration of the performance of the Company's sold portfolio. These increases resulted in a large net loss for both the third and fourth quarters.


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



                                                   THREE MONTHS  THREE MONTHS  THREE MONTHS  THREE MONTHS
                                                      ENDED         ENDED        ENDED         ENDED
                                                     3/31/96       6/30/96      9/30/96       12/31/96
                                                    ---------     ---------    ---------     ---------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Number of contracts acquired
       during period (not in thousands)                 3,149         3,366        2,898           939
Principal amount of contracts
       acquired during period                       $  32,339     $  34,979    $  32,543     $  10,967

Net Managed Portfolio - end of
       period                                       $ 133,277     $ 150,024    $ 163,837     $ 130,371
Net Managed Portfolio - average
       during period                                $ 126,008     $ 142,106    $ 157,769     $ 149,848
Average principal balance of
       securitized Installment
       Contracts during period                      $  93,520     $  78,120    $  64,399     $  52,807
Average principal balance of
       owned Installment Contracts
       during period                                $  30,887     $  62,071    $  91,948     $ 104,138

Net interest income before loss provisions          $   1,290     $   2,535    $   2,821     $   2,962
Net interest spread                                 $   1,272     $   2,511    $   2,809     $   2,946

Provision for possible losses on
       Installment Contracts                        $     250     $     331    $   7,009     $  12,513
Provision for impairment of amounts
       due under Securitizations                         --            --           --       $   3,000
Provision for possible losses
       on repossessed automobiles                        --            --           --       $   2,800

Net income (loss)                                   $    (360)    $     142    $  (3,986)    $ (17,810)
Net income (loss) per share                         $   (0.03)    $    0.01    $   (0.38)    $   (1.71)
Weighted average shares outstanding                    10,452        10,856       10,427        10,428

Delinquency rate - end of period (1)                      7.5%          8.3%        18.0%         19.3%
Loss rate - annualized average for the period (1)         1.1%          1.1%         0.3%         22.0%

Total assets                                        $  78,178     $ 108,987    $ 130,037     $ 101,435
Notes payable                                       $  26,500     $  60,000    $  83,000     $  75,813
Total liabilities                                   $  34,779     $  65,428    $  90,459     $  79,681
Stockholders' equity                                $  43,399     $  43,559    $  39,578     $  21,754

              The following table sets forth selected consolidated financial data and earnings information for the Company on a quarterly basis for 1995.


                                                   THREE MONTHS  THREE MONTHS  THREE MONTHS  THREE MONTHS
                                                      ENDED         ENDED        ENDED         ENDED
                                                     3/31/95       6/30/95      9/30/95       12/31/95
                                                    ---------     ---------    ---------     ---------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Number of contracts acquired
       during period (not in thousands)                2,375       2,726       1,709       1,958
Principal amount of contracts
       acquired during period                       $ 23,421    $ 26,394    $ 16,942    $ 20,216

Net Managed Portfolio - end of
       period                                       $ 98,629    $110,984    $112,407    $120,318
Net Managed Portfolio - average
       during period                                $ 93,102    $105,040    $111,966    $115,903
Average principal balance of
       securitized Installment
       Contracts during period                      $ 38,616    $ 33,152    $ 45,405    $ 93,618
Average principal balance of
       owned Installment Contracts
       during period                                $ 53,667    $ 72,023    $ 86,843    $ 23,080

Net interest income before loss provisions          $  2,024    $  2,751    $  3,117    $  1,070
Net interest spread                                 $  2,018    $  2,749    $  3,090    $  1,005

Provision for possible losses
       on Installment Contracts                     $    159    $    357    $    171    $    139
Provision for impairment  of amounts
       due under Securitizations                        --          --          --          --
Provision for possible losses
       on repossessed automobiles                       --          --          --          --

Net Income                                          $    595    $    781    $  4,306    $    819
Earnings per share                                  $   0.06    $   0.08    $   0.40    $   0.07
Weighted average shares outstanding                    9,332       9,332      10,882      11,227

Delinquency rate - end of period (1)                     5.1%        6.9%        9.1%       12.6%
Loss rate - annualized average for the period (1)        0.7%        0.6%        2.0%        1.5%

Total assets                                        $ 77,474    $ 97,122    $ 51,939    $ 49,718
Notes payable                                       $ 51,793    $ 70,543        --          --
Total liabilities                                   $ 58,776    $ 77,642    $  6,653    $  4,734
Stockholders' equity                                $ 18,698    $ 19,480    $ 45,286    $ 44,984

(1) Percentages are based on the gross amount scheduled to be paid on each Installment Contract, including unearned finance charges and other charges.

INSTALLMENT CONTRACT LOSS EXPERIENCE



              On all Installment Contracts with a purchase date on or prior to July 1, 1996, dealers purchased repossession loss insurance from MS Casualty, an insurance company rated A- by A.M. Best & Co. For those contracts, MS Casualty retains premiums paid by dealers and is obligated to pay the Company up to $7,000 per vehicle upon repossession of the financed vehicle for claims made under the policies; provided, however, that MS Casualty's aggregate liability for all repossession losses during any policy year may not exceed the product of $600 and the number of automobiles contracted during that policy year. At the end of 1996, substantially all amounts available under the insurance arrangement with MS Casualty have been recovered by the Company. Effective July 1, 1996, the Company discontinued repossession loss insurance and began retaining this premium, which averaged $729 per Installment Contract and 6.43% of the amount financed. Accordingly, the Company will be bearing all of the risks of loss on Installment Contracts originated subsequent to July 1, 1996. Through the fourth quarter of 1996 the Company has experienced increased delinquency, losses and repossessions, as shown in the following credit loss/repossession experience and delinquency tables. As a result of higher losses and delinquencies, the Company substantially increased its allowance for possible losses on Installment Contracts during the third and fourth quarters of 1996.


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


              The following table summarizes the Company's Installment Contract and repossession loss experience:


          CREDIT LOSS/REPOSSESSION EXPERIENCE (1)


                                               YEAR ENDED DECEMBER 31,
                                               -----------------------
                                                (DOLLARS IN THOUSANDS)
                                             1994        1995        1996
                                           --------    --------    --------
Average Gross Managed Portfolio            $ 95,826    $139,959    $192,765
Average month-end number of
       Installment Contracts                  9,907      13,693      17,749
Repossessions settled as a percentage of
       average month-end number of
       Installment Contracts outstanding        7.7%       11.2%       17.3%

Gross Charge-offs (2)                      $  2,288    $  6,355    $ 21,336
Recoveries (3)                                  417         407         405
Claim Payments from MS Casualty (4)           1,315       4,200       9,288
                                           --------    --------    --------

Net Charge-offs (5)                        $    556    $  1,748    $ 11,643
                                           ========    ========    ========

Net Charge-offs as a percentage of
       average Gross Managed Portfolio
       outstanding                              0.6%        1.2%        6.0%
                                           ========    ========    ========

Experience refund (6)                      $    900    $   --      $   --

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

                                                 DELINQUENCY EXPERIENCE AT DECEMBER 31,
                              --------------------------------------------------------------------------
                                                        (DOLLARS IN THOUSANDS)
                                     1994                       1995                      1996
                              ----------------------    ----------------------    ----------------------
                              NUMBER OF                 NUMBER OF                 NUMBER OF
                              CONTRACTS      AMOUNT     CONTRACTS     AMOUNT      CONTRACTS     AMOUNT
                              ---------    ---------    ---------    ---------    ---------    ---------

Owned Installment Contracts
 Portfolio                        4,925    $  55,349        1,310    $  18,428        8,140    $ 115,318
     Period of delinquency
           31-60 days               134        1,336           60          629          753       10,634
           61-90 days                45          475           28          304          356        5,055
          91-119 days                18          231           27          266          168        2,444
        120 days or more             35          393          131        1,660          205        2,983
                              ---------    ---------    ---------    ---------    ---------    ---------
      Total delinquencies           232        2,435          246    $   2,859        1,482    $  21,116
                              =========    =========    =========    =========    =========    =========
 Total delinquencies as a
         percent of the             4.7%         4.4%        18.8%        15.5%        18.2%        18.3%
                              =========    =========    =========    =========    =========    =========

 Securitized Installment
 Portfolio                        5,979    $  56,506       13,195    $ 135,000        7,424    $  55,592
     Period of delinquency
           31-60 days               189        1,965        1,001       10,461          785        6,103
           61-90 days                77          923          242        2,813          296        2,437
          91-119 days                22          250          153        1,839          175        1,620
        120 days or more             44          514          118        1,307          172        1,695
                              ---------    ---------    ---------    ---------    ---------    ---------
      Total delinquencies           332        3,652        1,514    $  16,420        1,428    $  11,855
                              =========    =========    =========    =========    =========    =========
 Total delinquencies as a
         percent of the             5.6%         6.5%        11.5%        12.2%        19.2%        21.3%
                              =========    =========    =========    =========    =========    =========




              Delinquent contracts and gross charge-offs increased throughout 1996. Though the Company worked diligently to reduce those trends, turnover in the customer service department, management and staff have impeded the Company's ability to rehabilitate delinquent loans and thus have resulted in higher delinquencies, repossessions and charge-offs. In addition, management of the Company believes there has been a general deterioration in the credit quality for nonprime consumer credit obligations as is evidenced by national trends in delinquencies for those consumers.

              The Company has taken numerous steps to improve its delinquency ratios and charge-offs. During 1996, the Company adopted a new, more stringent credit scoring system and tightened its credit standards. In July, the Company installed a credit scoring system developed by independent=consultants. This scoring system was developed with historical information based on the performance of loans that the Company purchased from January 1, 1993 through June 30, 1994. This system incorporated demographic information of the customer and places heavy emphasis on the previous and current credit history of the application. Each applicant was required to meet a minimum qualifying score and satisfy normal underwriting criteria. Changes made to the credit criteria included reducing advance rates on new vehicles from 115% to 100% of invoice plus tax, title, and license, reducing the payment to income ratio from 25% to 20% of gross income, allowing only 50% of any manufacturer's rebate to apply to the down payment, and tieing the term of Installment Contracts more tightly to minimum NADA trade-in values and certain mileage restrictions.

              In the first quarter of 1997, the Company changed its underwriting criteria to match those of Search. The changes included requiring a minimum annual income of $12,000, increasing the maximum debt to income ratio from 42% to 50% of gross income, requiring a three-year traceable residence and employment history, requiring each applicant to have a minimum high credit of $1,000 paid or paying satisfactorily within the last twelve months and eliminating all vehicles with more than 80,000 miles or which are older than six years.

              During the third quarter of 1996, the Company's management reorganized certain functional areas and reassigned responsibilities to place more emphasis on collection efforts. During October 1996, the Company opened a second customer service office in Mobile, Alabama. Management believes this customer service office will allow the Company to hire more experienced personnel. As a result of these steps, along with an increased level of repossessions and chargeoffs, the Company's delinquency has decreased from 19.3% at December 31, 1996 to 10.1% at March 31, 1997.

              Pursuant to the terms of the Company's Securitization Trusts, once average delinquencies exceed 10% on the 1994 Securitization and 12% on the 1995 Securitization for any two consecutive months, the Company could be replaced as servicer. The Company exceeded these amounts at August 31, 1996 for the 1994 and 1995 Securitization. Delinquencies reached a high of 16.2% for the 1994 Securitization at December 31, 1996 and 21.6% for the 1995 Securitization at October 31, 1996.



LIQUIDITY AND CAPITAL RESOURCES


              The Company requires capital primarily for the purchase of Installment Contracts and for working capital. In the past, the Company has financed these requirements with borrowings under a revolving credit facility and warehouse facility and through the Company's Securitization program.

              During 1996, the Company suffered substantial losses and, accordingly, substantial reductions in stockholders' equity. These negative financial trends resulted from material increases in delinquencies and losses on owned and serviced Installment Contracts. As a result, the Company is facing a severe liquidity problem because of (i) the lack of availability of funds under the Company's revolving credit facility; (ii) the termination of the Company's warehouse facility; (iii) the Company's inability to complete a Securitization in 1996; and (iv) the delay of payments to the Company under the Company's prior Securitization programs. The Company has been unable to solve its liquidity problems and, on February 7, 1997, executed the Merger Agreement with Search, which, if consummated, will result in the Company becoming a wholly-owned subsidiary of Search, and the Company's former stockholders becoming stockholders of Search. If the Merger with Search is not consummated, the Company will likely be forced to liquidate its portfolio of Installment Contracts through normal collections and/or sales and cease operating as a going concern, unless alternative financing sources become available to the Company.

              CASH FLOWS FROM OPERATING, INVESTING AND FINANCING ACTIVITIES. As shown on the

Consolidated Statements of Cash Flows, cash and cash equivalents increased by $566 in 1996, to $1,454 at December 31, 1996. The increase reflected $74,597 net cash provided by financing activities, primarily from increased borrowings under the Company's Revolving Credit Facility, and $4,645 net cash provided by operating activities, offset by $78,676 net cash used in investing activities. The net cash used in investing activities was primarily $109,796 in Installment Contracts purchased, offset by $15,595 in repayment on Installment Contracts and the $14,427 proceeds from sale of Installment Contracts. The net cash provided by operating activities of $4,645 includes net income (loss), adjusted for various noncash charges to income, as well as changes in certain balance sheet items. Cash and cash equivalents increased to $4,296 at March 31, 1997 principally due to a decrease in the volume of Installment Contracts purchased.


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


              In November, 1996, the Company advised its lenders that it was in default under certain covenants under the agreements governing the revolving credit facility. Effective December 16, 1996, the Company and its lenders reached an agreement to amend these agreements. The amended agreements redefined eligible loans and reduced the advance rate from 90% to 85% of eligible loans. The amendments obligated the Company to make certain mandatory prepayments by January 31, 1997, increased the interest rate and imposed a $562,500 restructuring fee. The lenders agreed to extend the prepayment date to February 7, 1997. On February 19, 1997, the lenders, Search and the Company entered into a letter agreement specifying the terms of certain agreements that the parties agreed to execute and deliver (the "Term Sheet"). In addition, the lenders consented to the execution by the Company of the Merger Agreement and the consummation of the transactions contemplated therein. The provisions of the Term Sheet were incorporated into an amended loan agreement which was further amended as of May 15, 1997.

              Under the Term Sheet, as amended, Search, the Company and the lenders agreed to amend the agreements governing the revolving credit facility pending consummation of the Merger to provide that the Company's obligations will be payable in full on the earlier of June 30, 1997, the facility Termination Date or the closing date of the Merger. The amount of the advances under the revolving credit facility were reduced from $90,000,000 to $75,000,000. Advances will only be made for Installment Contracts that comply with Search's underwriting criteria, are within an agreed cash budget and are purchased from dealers in the ordinary course of business. The Company will be required to reduce the revolving credit facility by the amount of any proceeds from income tax refunds, and any prepayments from federal income tax refunds will permanently reduce the amount of the Company's Revolving Credit facility. The lenders also required the establishment of a lock box account for collection of the proceeds from the Company's receivables, with all proceeds to be applied as a mandatory prepayment of the facility on a daily basis. The Company is required to maintain the effectiveness of its collection operations in Ridgeland, Mississippi and Mobile, Alabama. The Company may continue to sell Installment Contracts originated by it prior to the Merger to Search in accordance with its December 12, 1996, letter agreement with Search Funding Corp. Search may also lend money to the Company for the purpose of purchasing Installment Contracts originated by the Company, but this indebtedness, and any liens in favor of Search on the Installment Contracts purchased by the Company with these funds, will be subordinated to the indebtedness represented by, and the liens securing, the revolving credit facility. The Term Sheet also specifies that any material amendments to the Merger Agreement will require the prior written consent of the lenders. If the Merger is terminated for any reason, Search will be obligated, if requested by the lenders, to service the Company's receivables for a period of 90 days following the termination, and Search will purchase all receivables acquired by the Company since the effective date of the amendments to the revolving credit facility. The Term Sheet also specifies that Search and Merger Sub must agree to enter into certain additional amendments to the revolving credit facility to be effective at the time the Merger is consummated.

              On the closing date of the Merger, under the Term Sheet, the agreements governing the revolving credit facility will be amended to provide that the Company will have available a revolving credit facility in an aggregate amount equal to the outstanding principal balance of all of the receivables on such date. Search will agree to guarantee the Company's obligations to repay the facility. Under the amended facility, the Company will be entitled to receive additional advances to the extent of any difference between the borrowing base, as determined from time to time, and the outstanding principal balance of the amended facility. These advances may be used to pay operating expenses in the ordinary course of business and the purchase cost of new Installment Contracts. The loan will bear interest at prime plus one percent per annum and will terminate on the earlier of the first anniversary of the Effective Time, any prepayment in full of the loan and any date on which the lenders accelerate payment of the facility at which time all outstanding balances will be payable in full. The Company will make principal payments on the amended facility on a weekly basis in an amount equal to all collections with respect to its Installment Contracts and repossessed vehicles. All proceeds will be deposited in a lock box or blocked account collaterally assigned to the lenders. On the six month anniversary of the Effective Time, the commitment under the facility will be permanently reduced by $25,000,000 plus a proportionate reduction of certain "over advance" amounts owed by the Company at the Effective Time. The Company must repay the outstanding balance to the extent it exceeds the reduced commitment amount. Any proceeds from restructuring of the Company's existing securitizations or from income tax refunds must be employed as mandatory prepayments of the loan and will permanently reduce the commitment amount. Mandatory prepayments must also be made in the amount of any proceeds from sales or other dispositions of Installment Contracts and other collateral. The Company will be required to deliver weekly borrowing base certificates. If the outstanding principal balance of the loan exceeds the borrowing base, the Company will be required to make additional prepayments or cause additional eligible receivables to be transferred to the Company for inclusion in the borrowing base, in either case, in an amount sufficient to eliminate the excess. The facility will be secured by a first priority security interest in all of the Company's assets. If, upon termination of the facility, any balance remains outstanding, the Company has agreed to pay the lenders a refinancing fee equal to five percent of the outstanding balance on such debt. In addition, the Company has agreed to pay to the lenders a $350,000 fee on the earlier of the full repayment of the amended facility, the termination of the facility or the first anniversary of the closing date of the Merger. Effectiveness of the amended facility is subject to the following conditions: (i) consummation of the Merger; (ii) receipt of all necessary consents and approvals from all third parties for the consummation of the Merger and the execution of the amendments to the revolving credit facility; and (iii) receipt of all necessary consents and approvals from Search's existing lenders and of any reasonably required intercreditor agreements.


              WAREHOUSE FACILITY. The Company, through a special purpose subsidiary, established a $50.0 million structured "warehouse" revolving credit securitization facility.


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


              In September, 1996, FSA advised the Company that it would not insure any loans made pursuant to the warehouse facility on terms which were acceptable to the Company, effectively terminating the availability of this facility. See the heading "Legal Proceedings" for a description of certain claims made against the Company for fees payable under the warehouse facility.


              SECURITIZATION PROGRAMS. In 1992, the Company began selling interests in pools of its Installment Contracts to investors through the issuance of triple-A rated, asset-backed securities. The net proceeds from these periodic Securitizations were generally used to pay down outstanding loans under the revolving credit facility and the warehouse facility, thereby making such facilities available for the purchase of additional Installment Contracts. During 1994 and 1995, the Company securitized $35.0 million and $90.0 million, respectively, of the Company's Installment Contracts, for an aggregate of $125.0 million. The average APR on Installment Contracts securitized in 1994 and 1995 was approximately 20.6%.

              In each of its Securitizations, the Company sold its Installment Contracts to a special purpose subsidiary corporation ("SPC"), which then sold the Installment Contracts to a newly formed grantor trust in exchange for certificates of beneficial interests in the trust. In the 1994 Securitization, the certificates consisted of $1.75 million in subordinated certificates retained by the Company and $33.25 million in senior certificates sold to investors. The Company did not retain any portion of the certificates issued in connection with the Securitization closed in 1995. The holders of such certificates are entitled to a proportionate amount of monthly principal reductions in the underlying Installment Contracts and interest at a fixed pass-through rate each month. As a credit enhancement for each Securitization, FSA issued an insurance policy which guarantees principal and interest payments due to the holders of that portion of the certificates sold to investors. The Company services the Installment Contracts sold to the trust and receives a monthly fee at a base rate of 3.75% per annum, plus certain late fees, prepayment charges and similar fees received on securitized Installment Contracts. The service fee of 3.75% is considered reasonable based on the expense of servicing subprime Installment Contracts.


              The Securitization transactions allow the Company to repurchase loans when the balances have been reduced to a level not greater than 10% of the original pool balance.


              Gains from the sale of Installment Contracts in Securitizations have provided a significant portion of the Company's revenues. SFAS No. 77 requires that the gain be calculated as the difference between the sales price and the net receivables, less any necessary accrual for recourse provisions. The specific methodology for the gain calculation for these transactions is provided by EITF Issue No. 88-11 and is described as follows: (i) sales price for any senior certificates is calculated as the proceeds received; and (ii) the recorded investment in the loans is the net carrying value under the simple interest methodology and is allocated between the senior and subordinate certificates based on the relative fair values of those portions at the date of sale. If excess servicing is retained, a portion of the recorded investment is allocated to excess servicing based on its relative fair value.

              To allocate the recorded investment in the loans, the fair value of the senior certificates is determined to be the sales price. The fair value of the subordinate certificates is determined based on the original terms of the portion retained, estimating prepayments and discounting such cash flows using a discount rate which reflects the term, risk and other considerations. The fair value of the excess servicing is calculated (i) using cash flow projections of payments to be received assuming prepayments, (ii) less payments to the senior certificate holders, (iii) less payments for servicing fee, standby servicing fee and surety premiums to the certificate insurer, (iv) plus an estimate of interest to be earned on the collection account and subordination spread account and (v) less payments to the subordinate certificate holders.

              Prepayment levels used in the original projections for the Company's Securitizations were 1.5 ABS (absolute prepayment speed). This estimate was derived by the Company's financial advisors based on historical performance of similar loans. The Company's tracking models were updated monthly for actual performance within each Securitization. The formulae in the models would recalculate the projections continuing to apply the 1.5 ABS assumption to future months. Although the Company did not recalculate a revised prepayment speed, per se, at December 31, 1996, adjustments were made to the 1995-1 Securitization model to incorporate the faster prepayment speeds observed in the life cycles of the three prior Securitization models.

              The interest rate paid to investors in the Company's Securitizations was fixed upon the close of each Securitization and ranged from 4.66% on 1993-1, to 6.75% on 1994-1, to 6.2% on 1995-1.

              The collection account and subordination spread account are trustee accounts for the accumulation of funds until remittance in accordance with terms of the agreement. Cash flows after payment of the senior certificates and after payment of fees and expenses are used to fund a subordination spread account held by the trustee. This account is provided for the benefit of the certificate insurer and would be used by the trustee to fund any shortfalls to the senior certificate holders. Once this account is funded, all remaining cash goes to the Company as collections on subordinate certificates and as interest differential. At the end of the Securitization, the funds in the subordination spread account go to the Company. The fair value of cash flows is calculated using the expected net cash flows to the Company, discounted at a rate of approximately 12%.

              Once the recorded investment in the loans has been allocated, gain is recorded as the difference between the sales price for the senior certificates and the allocated basis in the senior certificates. The subordinate certificates are recorded at their allocated basis, and the excess servicing is recorded at its allocated basis. Prior to January 1, 1997, the subordinated certificates and the excess servicing were carried by the Company in its financial statements at their historical cost. Since the Company's adoption of SFAS No. 125 effective January 1, 1997, these assets are carried at their fair value. The Company also nets expenses incurred in the Securitization against the gain calculation.

              In the Company's financial statements, the subordinated certificates are classified as "Retained portion of contracts sold in securitizations", the excess servicing (interest differential) and cash used to fund the collateral accounts are classified as "amounts due under securitizations." The simple interest balance of installment contracts sold is removed from installment contracts owned and shown as installment contracts sold in Note 4 to the Company's Consolidated Financial Statements. From the income statement side, the gain on sale is shown as such on the income statement, and earnings from the retained subordinated certificates and amounts due under securitizations are classified as interest and fee income on installment contracts and securitizations. The Company does not recognize earnings on amounts due under securitizations until cash is received by the Company.

              As disclosed in Note 5 to the Company's Consolidated Financial Statements, the Company is contingently liable on the securitized receivables for losses attributable to default. In accordance with SFAS No. 77, the Company accrues those estimated losses at the time the loans are sold. In the Company's financial records, those losses affect the Company's ability to fully collect the amounts shown in Note 4 as retained portion of installment contracts sold and amounts due under securitizations. However, as disclosed in
Note 5, such risk of accounting loss does not exceed amounts recorded as assets in the consolidated balance sheet. Nonetheless, when the Company believes that amounts to be received are less than the recorded amount of the asset based on discounted cash flows, an impairment loss is taken and the asset written down.

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

              In September 1996, FSA advised the Company that it would not insure the Company's Securitization planned for September, and the Company was unable to complete a Securitization in 1996.


              LOAN SALES. During November 1996, the Company sold approximately $15 million in loans to Search for approximately $14.4 million. $13.5 million of the proceeds were used to reduce the balance outstanding under the revolving credit facility. The Company has no continuing interest in these loans or loan repurchase obligations.



INTEREST RATE EXPOSURE AND HEDGING STRATEGY


              Increases in interest rates generally result in increases in the Company's expenses and, to the extent not offset by increases in the volume of Installment Contracts purchased, can lead to decreases in profitability. The Company's borrowings under the revolving credit facility and the warehouse facility are at variable rates. Installment Contracts bear interest at fixed rates which are generally at or near the maximum rates permitted by law. Higher interest rates increase the Company's borrowing costs, and such increased borrowing costs generally cannot be offset by increases in the rates with respect to Installment Contracts purchased.


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



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              None.

                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                 PRINCIPAL OCCUPATION FOR
       NAME OF                          POSITION WITH                 LAST FIVE YEARS
       DIRECTOR               AGE       THE COMPANY                   AND DIRECTORSHIPS
       --------               ---       -----------                   -----------------
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

                                                                 PRINCIPAL OCCUPATION FOR
       NAME OF                          POSITION WITH                 LAST FIVE YEARS
       DIRECTOR               AGE       THE COMPANY                   AND DIRECTORSHIPS
       --------               ---       -----------                   -----------------
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

                                                                 PRINCIPAL OCCUPATION FOR
       NAME OF                          POSITION WITH                 LAST FIVE YEARS
       DIRECTOR               AGE       THE COMPANY                   AND DIRECTORSHIPS
       --------               ---       -----------                   -----------------
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

EXECUTIVE OFFICERS AND KEY EMPLOYEES

    Set forth below is certain information regarding the Company's executive officers and key employees:

            NAME                            AGE         POSITION
            ----                            ---         --------
Philip J. Hubbuch, Jr.................       56        Vice Chairman, Chief Executive Officer and Director

Vann R. Martin........................       42        President and Chief Operating Officer

E. Peter Healey.......................       43        Vice President, Chief Financial Officer
and Secretary

Dwayne A. Cooper......................       38        Vice President and Treasurer

R. Dale Miller........................       33        Controller

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


                           SUMMARY COMPENSATION TABLE

                                                                  LONG-TERM
                                   ANNUAL COMPENSATION           COMPENSATION
                               --------------------------------   ----------
                                                                  SECURITIES
                                                                  UNDERLYING    ALL OTHER
                                                                   OPTIONS     COMPENSATION
NAME AND PRINCIPAL             YEAR      SALARY($)     BONUS ($)    (#) (1)      ($)(2)
------------------             ----      ---------    ---------   --------      ------
POSITION
--------
Philip J. Hubbuch, Jr. (3)     1996        165,000         -0-        -0-      7,600
Chief Executive Officer        1995        150,000      105,000     195,560    8,750
and Vice Chairman              1994        135,000       70,000     293,328    8,245

Vann R. Martin                 1996        131,827         -0-        -0-      7,000
President and Chief            1995        120,000       48,000      97,780    7,870
Operating Officer              1994        100,000       40,000     146,664    7,750

E. Peter Healey (4)            1996         81,750         -0-         -0-    58,000
Vice President and Chief       1995        120,000       48,000      97,780   22,065(5)
Financial Officer              1994         96,250       44,000      97,776   24,315

-------------------------

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


                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                     POTENTIAL REALIZABLE VALUE
                                                                                                      AT ASSUMED ANNUAL RATES
                         NUMBER            PERCENT OF TOTAL                                          OF STOCK PRICE APPRECIATION
                      OF SECURITIES       OPTIONS GRANTED TO       EXERCISE OR                            FOR OPTION TERMS
 NAME AND          UNDERLYING OPTIONS     EMPLOYEES IN FISCAL      BASE PRICE      EXPIRATION       -----------------------------
DATE OF GRANT          GRANTED(#)               YEAR                  ($/SH)         DATE                5%($)        10%($)
--------------    -------------------     --------------------     -----------     ----------       -------------  --------------
Philip J. Hubbuch, Jr.     None

Vann R. Martin             None

E. Peter Healey            None


--------------------

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

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES


                                                                        NUMBER OF
                                                                   SECURITIES UNDERLYING                VALUE OF
                                                                        UNEXERCISED             UNEXERCISED IN-THE-MONEY
                       SHARES ACQUIRED                             OPTIONS AT FY-END(#)           OPTIONS AT FY-END ($)
NAME                   ON EXERCISE(#)        VALUE REALIZED($)   EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
--------------------- -----------------     ------------------- --------------------------     ----------------------------
Philip J. Hubbuch, Jr.         -                      -               156,443/332,445 (1)                0/0
Vann R. Martin                 -                      -                78,222/166,222                    0/0
E. Peter Healey                -                      -                58,667/136,889                    0/0

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

             Pursuant to a settlement agreement entered into between the Company and Mr. Healey , Mr. Healey will be paid a total of $164,608 in sixteen monthly installments of $10,288 per month. Also, the expiration date for exercise of 58,667 of Mr. Healey's vested options was extended to October 30, 1997. The exercise price was reduced from $2.50 per share to $1.50 per share on 43,022 of these options. The remaining 15,645 options have an exercise price of $12.00 per share.

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

COMPENSATION PROGRAMS

             The Company's compensation programs are aimed at enabling it to attract and retain highly- talented executives and rewarding those executives commensurately with their ability and performance. The Company's compensation programs consist of base salary, a bonus plan and an employee equity incentive plan.

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




                                    [GRAPH]





                                                                                       PERIOD ENDING
                                                   =============================================================================
INDEX                                                      7/21/95     12/31/95     3/31/96     6/30/96     9/30/96     12/31/96
================================================================================================================================
MS Financial, Inc.                                          100.00        53.40       48.54      48.54        26.70         7.29
MASDAQ - Total US                                           100.00       109.95      115.09     124.48       128.92       135.25
SNL SUBPRIME SubPrime Lenders Index                         100.00       105.94      127.61     123.56       124.10       135.87


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


                                             Unrestricted
                                           Stock Beneficially        OPTION SHARES
         NAME AND ADDRESS                   Owned, Excluding          EXERCISABLE            Percent
       OF BENEFICIAL OWNER                     Options               WITHIN 60 DAYS          of Class
       -------------------                     -------               --------------          --------
MS Diversified Corporation(1)                 4,320,000                    --                 41.42%
    715 S. Pear Orchard Road
    Suite 400
    Ridgeland, Mississippi  39157
Golder, Thoma, Cressey, Rauner,               3,720,000                    --                 35.67%
Inc.(2)
    6100 Sears Tower
    Chicago, Illinois  60606


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

                           UNRESTRICTED
                         STOCK BENEFICIALLY     OPTION SHARES
                          OWNED, EXCLUDING       EXERCISABLE       PERCENT
       NAME                   OPTIONS           WITHIN 60 DAYS    OF CLASS
       ----               ----------------      --------------     --------
James B. Stuart, Jr              3,680               1,000          .04%
Philip J. Hubbuch, Jr             --               222,932          --
Philip A. Canfield               2,000               1,000          .02%
Carl Herrin                       --                 1,000          --
Harold A. Hogue                  3,500              30,338          .03%
Robert P. Plummer                  500               1,000            *
Vann R. Martin                   5,461             111,465          .05%
E. Peter Healey                 19,478              58,667          .19%
Reed Bramlett                     --                 1,000          --

Carl Thoma                        --                 1,000          --

Bruce Miller                      --                 1,000          --

All other officers               1,602               5,000          .02%
All directors and current
     officers as a group        36,221             435,402          .35%

---------------------

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


              This report contains statements as to the future events or plans which are uncertain and subject to change. Uncertainties include changes in the quality of the Company's portfolio of Installment Contracts, the Company's ability to comply with its loan covenants, the potential loss of revenues from servicing fees, the Company's inability to maintain adequate funding sources, and the possibility that the proposed Merger with Search will not be consummated.

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

--------------------

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



         Signatures                    Title                               Date
         ----------                    -----                               ----

/s/  James B. Stuart, Jr.             Chairman of the Board             June 23, 1997
-------------------------------
James B. Stuart, Jr.


/s/ Vann R. Martin                    President and Chief               June 23, 1997
-------------------------------       Operating Officer
Vann R. Martin


/s/ Reed Bramlett                     Director                          June 23, 1997
-------------------------------
Reed Bramlett


/s/ Philip A. Canfield                Director                          June 23, 1997
-------------------------------
Philip A. Canfield


/s/ Carl Herrin                       Director                          June 23, 1997
-------------------------------
Carl Herrin


/s/ Harold A. Hogue                   Director                          June 23, 1997
-------------------------------
Harold A. Hogue


/s/ Bruce Miller                      Director                          June 23, 1997
-------------------------------
Bruce Miller


/s/ Robert Plummer                    Director                          June 23, 1997
-------------------------------
Robert Plummer


/s/ Carl D. Thoma                     Director                          June 23, 1997
-------------------------------
Carl D. Thoma


/s/ Dale Miller                       Controller                        June 23, 1997
-------------------------------       (Principal Accounting Officer)
Dale Miller

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


Notes to Consolidated Financial Statements                            F-8 - F-31

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



Jackson, Mississippi                             KPMG Peat Marwick LLP
February 24, 1997

                       MS FINANCIAL, INC. AND SUBSIDIARY

                          Consolidated Balance Sheets

                           December 31, 1995 and 1996
                       (in thousands, except share data)

                                     Assets

                                                                                December 31,
                                                                           ----------------------
                                                                              1995          1996
                                                                           --------       -------

Cash and cash equivalents                                                  $    888         1,454
Installment contracts                                                        22,398        86,972
Amounts due under securitizations                                            19,720         9,784
                                                                           --------       -------
                                                                             42,118        96,756
Allowance for possible losses                                                (1,602)      (10,062)
                                                                           --------       -------
                    Installment contracts and amounts due
                         under securitizations, net                          40,516        86,694
                                                                           --------       -------
Property and equipment, net                                                   1,211         1,561
Repossessed automobiles, net of valuation allowance of  $2,800 in 1996        1,388         2,933
Installment contract origination program acquisition cost,
     net of accumulated amortization of $537 in 1995                            346            --
Income taxes receivable                                                         223         6,234
Deferred income taxes                                                         1,022            --
Other assets                                                                  4,124         2,559
                                                                           --------       -------

                    Total assets                                           $ 49,718       101,435
                                                                           ========       =======

                      Liabilities and Stockholders' Equity
Liabilities:
     Notes payable                                                         $     --        75,813
     Collections due investors                                                    5            27
     Dealer reserve and holdback accounts                                       290           222
     Unearned commissions                                                     1,695           987
     Accounts payable and accrued expenses                                    2,744         2,632
                                                                           --------       -------
                    Total liabilities                                         4,734        79,681
                                                                           --------       -------
Stockholders' equity:
     Preferred stock, par value $.001 per share, 5,000,000
        shares authorized, none outstanding                                      --            --
     Common stock, par value $.001 per share, 50,000,000 shares
        authorized, 10,800,000 shares issued and outstanding                     11            11
     Additional paid-in capital                                              27,660        27,660
     Unrealized gain on securities available for sale                            --            --
     Retained earnings (accumulated deficit)                                 18,373        (3,641)
                                                                           --------       -------
                                                                             46,044        24,030
     Treasury stock, 174,000 and 371,610 shares of common, at cost           (1,060)       (2,276)
                                                                           --------       -------
                    Total stockholders' equity                               44,984        21,754
                                                                           --------       -------
Commitments and contingencies
                                                                           $ 49,718       101,435
                                                                           ========       =======

          See accompanying notes to consolidated financial statements.

                       MS FINANCIAL, INC. AND SUBSIDIARY

                     Consolidated Statements of Operations

                  Years ended December 31, 1994, 1995 and 1996
                     (in thousands, except per share data)



                                                                                  Years ended December 31,
                                                                            ---------------------------------
                                                                               1994         1995         1996
                                                                            -------      -------      -------

Interest and fee income on installment contracts
     and securitizations                                                   $ 10,008       12,449       14,909
Other interest income                                                             4          100           70
Interest expense                                                             (2,441)      (3,587)      (5,371)
                                                                            -------      -------      -------
                Net interest income before loss provisions                    7,571        8,962        9,608
Provision for possible losses on installment contracts                          685          826       20,103
Provision for impairment of amounts due under securitizations                    --           --        3,000
Provision for possible losses on repossessed automobiles                         --           --        2,800
                                                                            -------      -------      -------
                Net interest income (loss) after loss provisions              6,886        8,136      (16,295)
                                                                            -------      -------      -------
Other income:
     Insurance commissions                                                    1,456        1,823        1,329
     Gains on securitizations                                                 2,492        7,072           --
     Service fee income                                                       1,235        1,951        2,668
     Experience refund on insurance policy                                      900           --           --
     Other income                                                               627          760          753
                                                                            -------      -------      -------
                Total other income                                            6,710       11,606        4,750
                                                                            -------      -------      -------
Operating expenses:
     Salaries and employee benefits                                           3,398        5,046        6,942
     Loss on sale of installment contracts                                       --           --           81
     Legal, professional and accounting fees                                    478          660        2,171
     Office supplies and telephone expense                                      887        1,053        1,630
     Rent and other office occupancy expense                                    510          684          936
     Direct loan servicing expenses                                             301          562          624
     Travel and entertainment expense                                           499          649          770
     Advertising and other promotional expenses                                 131           97          293
     Other operating expenses                                                   385          589        1,657
                                                                            -------      -------      -------
                    Total operating expenses                                  6,589        9,340       15,104
                                                                            -------      -------      -------
Income (loss) before income taxes                                             7,007       10,402      (26,649)
Income tax expense (benefit)                                                  2,622        3,901       (4,635)
                                                                            -------      -------      -------
                    Net income (loss)                                      $  4,385        6,501      (22,014)
                                                                            =======      =======      =======
Net income (loss) per share                                                $    .47          .65        (2.11)
                                                                            =======      =======      =======
Average shares and common equivalent shares outstanding                       9,332        9,932       10,433
                                                                            =======      =======      =======


          See accompanying notes to consolidated financial statements.

                       MS FINANCIAL, INC. AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1994, 1995 and 1996
                       (in thousands, except share data)


                                                                      Unrealized
                                                                      gain (loss)        Retained
                                                     Additional      on securities       earnings
                                        Common         paid-in         available       (accumulated       Treasury
                                         stock         capital         for sale          deficit)           stock             Total
                                        ------       ----------      -------------      -----------       --------           -------

Balance, December 31, 1993               $  9           6,222                --            7,487               --            13,718
Net income                                 --              --                --            4,385               --             4,385
                                          ---         -------           -------         --------          -------           -------
Balance, December 31, 1994                  9           6,222                --           11,872               --            18,103

Proceeds of initial public offering of
     2,000,000 shares of common stock,
     net of offering costs of $877          2          21,438                --               --               --            21,440
Purchase of 174,000 shares of
     common stock                          --              --                --               --           (1,060)           (1,060)
Net income                                 --              --                --            6,501               --             6,501
                                          ---         -------           -------         --------          -------           -------
Balance, December 31, 1995                 11          27,660                --           18,373           (1,060)           44,984
Purchase of 200,000 shares of
     common stock                          --              --                --               --           (1,225)           (1,225)
Proceeds from sale of 2,390 shares
     of treasury stock under Stock
     Purchase Plan                         --              --                --               --                9                 9
Net loss                                   --              --                --          (22,014)              --           (22,014)
                                          ---         -------           -------         --------          -------           -------
Balance, December 31, 1996               $ 11          27,660                --           (3,641)          (2,276)           21,754
                                          ===         =======           =======         ========          =======           =======











          See accompanying notes to consolidated financial statements.

                       MS FINANCIAL, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                 Years ended December 31, 1994, 1995 and 1996
                                (in thousands)





                                                                                   Years ended December 31,
                                                                             ------------------------------------
                                                                                1994         1995          1996
                                                                              -------       ------       -------

Cash flows from operating activities:

     Net income (loss)                                                       $  4,385        6,501       (22,014)
     Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
           Provision for possible losses on installment contracts                 685          826        20,103
           Provision for impairment of amounts due under securitizations           --           --         3,000
           Provision for possible losses on repossessed automobiles                --           --         2,800
           Provision for deferred income taxes                                     70          186         1,022
           Depreciation and amortization                                          241          321           723
           Gains on securitizations                                            (2,492)      (7,072)           --
           Loss on sale of installment contracts                                   --           --            81
           Changes in operating assets and liabilities, net                    (1,662)         504        (1,070)
                                                                              -------       ------       -------
                    Net cash provided by (used in) operating activities         1,227        1,266         4,645
                                                                              -------       ------       -------
Cash flows from investing activities:
     Installment contracts originated                                         (63,855)     (83,077)     (109,796)
     Installment contracts repaid, including repossession proceeds             10,181       16,711        15,595
     Proceeds from securitizations                                             33,248       81,560            --
     Proceeds from sale of installment contracts                                   --           --        14,427
     Repayment of amounts due under securitizations                             2,205        2,425         1,681
     Investment in MS Auto Credit, Inc.                                          (500)          --            --
     Repurchase of installment contracts sold in
        1992 and 1993 securitizations                                          (4,349)          --            --
     Surety premiums paid under securitizations                                  (273)        (248)         (356)
     Capital expenditures                                                        (720)        (693)         (727)
     Proceeds from sale of investment in MS Auto Credit, Inc.                      --           --           500
                                                                              -------       ------       -------
                    Net cash provided by (used in) investing activities       (24,063)      16,678       (78,676)
                                                                              -------       ------       -------
Cash flows from financing activities:
     Net proceeds from issuance of common stock                                    --       21,440            --
     Proceeds from notes payable                                               50,750       56,050        93,100
     Repayments of notes payable                                              (29,753)     (92,093)      (17,287)
     Purchase of treasury stock                                                    --       (1,060)       (1,225)
     Proceeds from sale of treasury stock                                          --           --             9
     Net change in pending advances under notes payable                         1,903       (1,903)           --
                                                                              -------       ------       -------
                    Net cash provided by (used in) financing activities        22,900      (17,566)       74,597
                                                                              -------       ------       -------
                    Net increase in cash and cash equivalents                      64          378           566
Cash and cash equivalents, beginning of period                                    446          510           888
                                                                              -------       ------       -------
Cash and cash equivalents, end of period                                     $    510          888         1,454
                                                                              =======       ======       =======


                       MS FINANCIAL, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                                 (in thousands)


                                                                                      Years ended December 31,
                                                                                   -----------------------------
                                                                                    1994       1995        1996
                                                                                   ------     ------     -------

Supplemental disclosures of cash flow information:

     Cash paid during the period for:
        Interest                                                                  $ 1,653      3,649      3,558
                                                                                   ======     ======     ======
        Income taxes                                                              $ 3,818      4,077        266
                                                                                   ======     ======     ======
     Noncash investing activity:
        Repossession of automobiles                                               $ 6,367     17,272     37,989
                                                                                   ======     ======     ======
































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

       (b)  Income Recognition

            Interest income from installment contracts is recognized using the interest method adjusted for estimated prepayments of the installment contracts. Prepayments are estimated based on historical performance of the Company's loan portfolio. Accrual of interest income does not cease for delinquent installment contracts because any amounts are immaterial to the financial statements due to the short delinquency period allowed before repossession of the underlying collateral or charge-off of the installment contract balance. At December 31, 1996, the Company had charged-off all installment contracts, including delinquent interest, that were at least 150 days delinquent.

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




                                      F-8
                                                                     (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



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


                                      F-9
                                                                     (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



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

        (e) Property and Equipment and Repossessed Automobiles

            Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided for furniture and fixtures using the straight-line method over the estimated useful lives of the related assets which range from five to six years. Leasehold improvements are depreciated using the straight-line method over the lives of the leases which range from seven to eight years.

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







                                     F-10
                                                                   (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


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



                                     F-11
                                                                     (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements



             Material estimates that are particularly susceptible to
                significant change in the near term relate to the determination of the allowance for possible losses on installment contracts, the carrying value of amounts due under securitizations and the valuation of repossessed automobiles. The Company believes that the allowance for possible losses on installment contracts is adequate. While the Company uses available information to recognize losses on installment contracts, future adjustments to the allowance may be necessary based on changes in economic conditions. The Company also believes that discounted cash flows will be adequate to recover the Company's carrying value of amounts due under securitizations and the carrying value of repossessed automobiles. It is reasonably possible that the expectations associated with these estimates could change in the near term (i.e., within one year) and that the effect of any such changes could be material to the consolidated financial statements.

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

             Management of the Company believes that SFAS No. 125 will have a material impact on its future financial statements, particularly in those periods when the Company completes a securitization transaction (see note 5). SFAS No. 125 will modify the Company's gain on securitization calculation, principally by allowing the Company


                                     F-12
                                                                     (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



                to establish a servicing asset or liability for installment contracts sold based on relative fair values. Subsequently, the Company will be required to amortize its servicing asset or liability in proportion to and over the period of net servicing income or net servicing loss. The servicing asset or liability will then be assessed for impairment or increased obligation based on its fair value. Finally, the Company's retained interest in securitizations will be measured like investments in debt securities available-for-sale or trading and adjustments to fair value will be reflected as a component of stockholders' equity for available-for-sale debt securities or as a component of net income or loss for debt securities held for trading. The Company is not aware of any other significant matters that might result from the adoption of SFAS No. 125. The impact of adopting SFAS No. 125 at January 1, 1997 was to reduce stockholders' equity by $347 to reflect the unrealized loss on the Company's retained interest in securitizations (including the interest differential) as a component of stockholders' equity.

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


                                     F-13
                                                                    (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


            to continue as a going concern and is forced to liquidate assets to meet its obligations, the Company may not be able to recover the recorded amounts of such assets. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3)    Merger Agreement

       On February 7, 1997, the Company entered into an agreement and plan of merger (the Agreement) with Search Capital Group, Inc. (Search). The Agreement, if consummated, will result in the Company becoming a subsidiary of Search through the mutual exchange of common stock. Under the Agreement, each stockholder of the Company would receive between .34 and .46 shares of Search common stock for each share of the Company's common stock, subject to adjustment in certain events. The exchange ratio will be determined based on the market price of Search's common stock during a prescribed valuation period preceding the Company's stockholder vote on the merger and an assumed $2.00 per share value of the Company's common stock, subject to adjustment in certain events. Among other conditions, the Agreement is subject to the filing of certain documents with, and approval of such documents by, the Securities and Exchange Commission and the affirmative vote of a majority of the Company's stockholders and Search's stockholders.

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

 (4)   Installment Contracts and Amounts Due Under Securitizations

       A summary of installment contracts and amounts due under securitizations at December 31, 1995 and 1996 follows (in thousands):

                                                                  December 31,
                                                            -----------------------
                                                                1995          1996
                                                            ---------       -------

Gross automobile installment contracts                      $ 158,461       177,655
Unearned finance charges                                      (38,143)      (47,284)
                                                            ---------       -------
                 Net automobile installment contracts         120,318       130,371
Installment contracts sold                                    (99,382)      (44,053)
                                                            ---------       -------
                                                               20,936        86,318


                                     F-14
                                                                    (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(4), Continued


                                                                        December 31,
                                                                    -------------------
                                                                      1995         1996
                                                                   -------       ------
      Retained portion of installment contracts
                sold in securitizations                              1,328          585
      Other consumer installment contracts, net                        134           69
                                                                   -------       ------
                       Installment contracts                        22,398       86,972
      Amounts due under securitizations                             19,720        9,784
                                                                   -------       ------
                                                                    42,118       96,756
      Allowance for possible losses                                 (1,602)     (10,062)
                                                                   -------       ------
                       Installment contracts and amounts
                           due under securitizations, net         $ 40,516       86,694
                                                                   =======       ======

       At December 31, 1996, contractual maturities of installment contracts owned were (in thousands):


                                                                             Portion           Other
                                                          Automobile       retained of       consumer
                                                          installment      installment      installment
                                                           contracts        contracts        contracts
                                                           owned               sold           owned           Total
                                                        -------------      -----------      -----------      ------
            1997                                        $      29,664            204             69          29,937
            1998                                               26,152            176              -          26,328
            1999                                               18,392            124              -          18,516
            2000                                                9,141             61              -           9,202
            2001                                                2,969             20              -           2,989
                                                         ------------         ------          -----          ------

                                                        $      86,318            585             69          86,972
                                                         ============         ======          =====          ======


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





                                     F-15
                                                                    (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


A summary of amounts due under securitizations at December 31, 1995 and 1996 follows (in thousands):

                                                                         December 31,
                                                                    --------------------
                                                                       1995        1996
                                                                    --------     -------

             1996                                                   $ 14,055          --
             1997                                                      7,667       6,188
             1998                                                      1,755       5,382
             Later years                                                 392          --
                                                                    --------     -------
                                                                      23,869      11,570
             Less:  amounts representing interest at
                14.6% and 14.5%, respectively                         (4,149)     (1,786)
                                                                    --------     -------

             Present value of estimated future net cash receipts    $ 19,720       9,784
                                                                    ========     =======


       Amounts due under securitizations represent the present value of estimated future cash flows for the interest differential on the installment contracts sold, net of surety premiums and other costs.



       A summary of transactions affecting amounts due under securitizations follows (in thousands):

                                                            Years ended December 31,
                                                         -------------------------------
                                                           1994        1995        1996
                                                         -------      ------      ------

             Balance at beginning of year                $ 4,943       6,272      19,720
             Cash received                                (2,490)     (2,815)     (1,571)
             Earnings recognized                           1,434         422          68
             Recognition of amounts due under:
                1994 securitization                        3,684          --          --
                1995 securitization                           --      17,513          --
             Repurchase of installment contracts sold
                 in 1992 and 1993 securitizations         (1,757)         --          --
             Advances on delinquent payments                  --      (1,729)     (4,967)
             Impairment writedown                             --          --      (3,000)
             Other, net                                      458          57        (466)
                                                         -------      ------      ------

             Balance at end of year                      $ 6,272      19,720       9,784
                                                         =======      ======      ======

                                     F-16
                                                                    (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


    Transactions in the allowance for possible losses on installment contracts follow (in thousands):

                                                                  Years ended December 31,
                                                              ------------------------------
                                                                1994       1995        1996
                                                              -------     ------     -------

             Balance at beginning of year                     $ 1,211      1,340       1,602
             Charge-offs and repossession expenses             (2,288)    (6,355)    (21,336)
             Recoveries, principally insurance
                proceeds, net of deductibles of $330,
                $1,195 and $828 (see note 8)                    1,732      4,607       9,693
                                                               ------     ------     -------
                          Net charge-offs and repossession
                              expenses                           (556)    (1,748)    (11,643)
             Provision for recourse obligation on
                1995 securitization                                --      1,184          --
             Provision for possible losses on
                installment contracts                             685        826      20,103
                                                               ------     ------     -------

             Balance at end of year                           $ 1,340      1,602      10,062
                                                               ======     ======     =======

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


                                     F-17
                                                                    (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



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

       At December 31, 1995 and 1996, the Company held approximately $1.3 million and $585 thousand of subordinated trust certificates arising from prior securitizations. These certificates are classified as installment contracts and amounts due under securitiza-tions in the accompanying balance sheets and are carried at amortized cost as


                                     F-18
                                                                    (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



            the Company has the positive intent and ability to hold these securities to maturity. These securities are not due at a single maturity date because principal repayments are dependent on the cash flows of the underlying installment contracts. The following table reflects the carrying value and estimated fair value of these securities (in thousands):

                                                          Carrying      Unrealized      Unrealized      Estimated
                                                           value           gains          losses       fair value
                                                       -----------      ----------      ----------     ----------

                December 31, 1995                      $     1,328             -            (75)           1,253
                                                       ===========       =======          =====           ======

                December 31, 1996                      $       585             -            (19)             566
                                                       ===========       =======          =====           ======


       Fair values have been estimated using anticipated cash flows discounted at rates a buyer of comparable certificates may require.

 (6)   Property and Equipment

       A summary of property and equipment at December 31, 1995 and 1996 follows (in thousands):

                                                           December 31,
                                                       -------------------
                                                         1995        1996
                                                       -------     ------

             Leasehold improvements                    $    92         94
             Furniture and fixtures                      1,724      2,448
                                                        ------     ------
                                                         1,816      2,542
             Less accumulated depreciation                (605)      (981)
                                                        ------     ------

                        Property and equipment, net    $ 1,211      1,561
                                                        ======     ======

(7)    Notes Payable

       Notes payable consist of borrowings under a revolving credit facility with several commercial banks. This agreement, as amended December 16, 1996, provides for borrowings of up to $90 million; however, the agreement requires a mandatory reduction of the total facility to $65 million effective January 31, 1997. The borrowing base for the commitment is generally equal to 85% of the net amount of eligible installment contracts, as defined. At December 31, 1996, the Company was over-advanced approximately $16.5 million based on the borrowing base formula.


                                     F-19
                                                                    (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



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



                                     F-20
                                                                    (Continued)

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

(8)    Related Party Transactions

       The Company had agreements with MS Diversified for human resources and data processing services. The Company reimbursed MS Diversified generally on a fee basis determined annually, and such fees were intended to approximate the cost of obtaining comparable services from unaffiliated parties. Subsequent to December 31, 1994, the Company initiated its own human resources and data processing departments and discontinued these agreements with MS Diversified. The Company does continue to share certain computer hardware with MS Diversified. Company management believes that expenses reflected in the consolidated statements of operations under these agreements with MS Diversified are not materially different from the costs that would have been incurred by the Company if such services had been provided by an unrelated party. The Company reimbursed MS Diversified approximately $381 thousand in 1994, $170 thousand in 1995 and $268 thousand in 1996, for these services.


                                     F-21
                                                                    (Continued)

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

       For installment contracts originated prior to July 1, 1996, MS Casualty insured the Company against loss on retail automobile sales contracts, subject to a limitation of $7 thousand per vehicle. Additionally, the total liability of MS Casualty for all contracts insured during a policy coverage year could not exceed the product of $600 and the number of automobile contracts written during that year. During 1996, the Company recovered from MS Casualty substantially all amounts due under the insurance arrangement. Additionally, effective July 1, 1996, the Company discontinued the practice of insuring its installment contracts with MS Casualty and began purchasing such installment contracts at a discount. Claim payments received by the Company from MS Casualty under this insurance arrangement aggregated $1.3 million, $4.2 million and $9.3 million in 1994, 1995 and 1996, respectively.

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



                                     F-22
                                                                   (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



       Premiums for such insurance coverage were based on a percentage of the amount financed and were either paid by the automobile dealers at the time the installment contracts were purchased by the Company or withheld from the loan proceeds to the dealers and paid by the Company. Premium payments to MS Casualty by either the Company or the dealers for such insurance coverage aggregated $4.3 million, $5.7 million and $4.4 million in 1994, 1995 and 1996, respectively. At December 31, 1995, the Company had a payable balance of $394 thousand to MS Casualty for payment of such premiums. At December 31, 1995, the Company had a receivable balance from MS Casualty of $1.0 million for losses insured under this arrangement. The Company shared in the profitability of this insurance arrangement with MS Casualty based on a contractual determination of profitability consistent with standard insurance industry practices. The Company recorded experience refund income on the MS Casualty insurance contract of $900 thousand in 1994. No experience refund was earned in 1995 or 1996.

       MS Life Insurance Company, also a subsidiary of MS Diversified, insures the borrowers against loss under credit life insurance and accident and health insurance. MS Dealer Service Corporation and United Service Protection Corporation, also related companies, insure the borrowers against loss under warranty extension insurance. The Company is named as loss payee on the various insurance policies. Premiums for such insurance are financed in the retail sales contract. During 1994, 1995 and 1996, premiums totaling $7.0 million, $6.7 million and $7.5 million, respectively, for such insurance were financed in the retail sales contracts. During 1994, 1995 and 1996, the Company received $263 thousand, $327 thousand and $506 thousand of proceeds under the credit life and accident and health insurance policies. At December 31, 1995, the Company had payable balances to these companies of $138 thousand. At December 31, 1996, the Company had a receivable balance from these companies of $82 thousand.

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



                                     F-23
                                                                    (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



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

(9)    Income Taxes

       The current and deferred components of income tax expense (benefit) follow (in thousands):

                                               Current      Deferred   Total
                                               -------      --------   -----
             1994:
                 Federal                       $ 2,208         62      2,270
                 State                             344          8        352
                                                ------      -----      -----
                                               $ 2,552         70      2,622
                                                ======      =====      =====
             1995:
                 Federal                       $ 3,217        161      3,378
                 State                             498         25        523
                                                ------      -----      -----
                                               $ 3,715        186      3,901
                                                ======      =====      =====
             1996:
                 Federal                       $(5,433)       885     (4,548)
                 State                            (224)       137        (87)
                                                ------      -----      -----
                                               $(5,657)     1,022     (4,635)
                                                ======      =====      =====

       Income taxes recovered by the Company as a result of the 1996 operating loss are to be used by the Company to reduce advances under the revolving credit facility described in note 7. Income tax expense (benefit) differs from the amount computed by applying the Federal income tax rate of 35% to income before income taxes as a result of the following (in thousands):


                                     F-24
                                                                     (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(9), Continued

                                                                       1994       1995       1996
                                                                     -------     ------     ------

             Computed "expected" tax expense (benefit)               $ 2,453      3,641     (9,327)
             Increase (reduction) in income taxes resulting from:
                State income taxes, net of Federal benefit               229        340        (57)
                Nondeductible expenses                                    21         22        140
                Change in valuation allowance for
                   deferred tax assets                                    --         --      5,427
                Other, net                                               (81)      (102)      (818)
                                                                      ------     ------     ------
                                 Income tax expense (benefit)        $ 2,622      3,901     (4,635)
                                                                      ======     ======     ======

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1995 and 1996 are presented below (in thousands):


                                                                      1995       1996
                                                                    -------     ------
             Deferred tax assets:
                Allowance for possible losses on
                   installment contracts                            $   598      1,209
                Valuation allowance on repossessed automobiles           --      1,044
                Accrued compensated absences                             32         50
                Unearned commissions                                    632        368
                Deferred compensation                                    36          3
                Accrual for litigation settlements                       --        198
                Net operating loss carryforward                          --      3,971
                Alternative minimum tax credit carryforward              --        303
                                                                     ------     ------
                            Total gross deferred tax assets           1,298      7,146
                Valuation allowance                                      --      5,427
                                                                     ------     ------
                            Net deferred tax asset                    1,298      1,719
                                                                     ------     ------
             Deferred tax liabilities:
                Installment contracts and amounts due
                   under securitizations                               (247)    (1,190)
                Unearned finance charges                                (11)      (365)
                Property and equipment                                  (18)      (134)
                Other                                                    --        (30)
                                                                     ------     ------
                            Total gross deferred tax liabilities       (276)    (1,719)
                                                                     ------     ------

                            Net deferred tax asset                  $ 1,022         --
                                                                     ======     ======



                                     F-25
                                                                    (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



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

       During 1996, the Internal Revenue Service commenced and completed a review of the Company's 1994 Federal tax return. The results of this examination resulted in an additional assessment of $94 thousand, including interest, which was accrued by the Company in 1996.

 (10)  Commitments

       The Company leases office space under operating lease agreements with MS Diversified and unrelated parties which expire, subject to renewal options, from 1996 to 1998.

       The following is a summary of future minimum lease payments under the leases (in thousands):

                1997                                         $     250
                1998                                                36
                1999                                                 4
                                                              --------
                                                             $     290
                                                              ========

       Rent expense for office space under lease agreements totaled $296 thousand for 1994, $377 thousand in 1995 and $402 thousand for 1996.




                                     F-26
                                                                    (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



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

       In May 1995, the Board of Directors of the Company adopted a Non-employee Directors' Stock Option Plan (the Directors' Plan). Under the Directors' Plan, non-employee directors may be granted options to purchase common stock. An aggregate of 50,000 shares of common stock are reserved for issuance under the Directors' Plan. The Directors' Plan provides for the automatic grant of an option to purchase 5,000 shares of common stock to each director at the commencement of his or her initial term of service on the Board, exercisable at the rate of 1,000 shares on each of the first five anniversaries of the initial date of grant. Each option granted expires ten years from the date of grant. The option exercise price must be equal to the fair value of the Company's common stock on the date of grant.







                                     F-27
                                                                    (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



       The following table summarizes the Company's option activity:


                                                      Employees' Plan         Directors' Plan
                                                  -----------------------  ----------------------
                                                  Average price            Average price
                                                    per share      Shares    per share     Shares
                                                  -------------   -------  -------------   ------

             Granted during 1994 and outstanding
                 at December 31, 1994               $    2.50     586,664        --            --
             Granted during 1995                        10.05     396,120    $   11.33     35,000
                                                                ---------                  ------
             Outstanding at December 31, 1995            5.54     982,784        11.33     35,000
             Granted during 1996                         5.25      20,000         5.25     10,000
             Expired during 1996                        --             --        12.00     (5,000)
                                                                ---------                  ------
             Outstanding at December 31, 1996       $    5.53   1,002,784    $    9.73     40,000
                                                     ========   =========     ========     ======
             Shares exercisable at
                 December 31, 1996                  $    4.40     313,890    $   11.22      6,000
                                                     ========   =========     ========     ======


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

       Entities electing to remain with the accounting treatment outlined in APB Opinion No. 25, "Accounting for Stock Issued to Employees" are required to make pro forma disclosures of net income and net income per share, as if the fair value based method had been adopted. The Company accounts for its stock based compensation plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation costs for the plans been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the following pro forma amounts for options issued during the respective year shown below (in thousands, except per share data):






                                     F-28
                                                                    (Continued)

                       MS FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(11), Continued
                                                   1995         1996
                                                 --------     --------
             Net income (loss):
                As reported                     $   6,501      (22,014)
                Pro forma                           6,091      (22,938)
             Net income (loss) per share:
                As reported                           .65        (2.11)
                Pro forma                             .61        (2.20)
                                                 ========     ========

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






                                     F-29
                                                                    (Continued)

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


                                                     Carrying     Estimated
                                                       value      fair value
                                                     -------      ----------
             December 31, 1995
                Installment contracts                $22,398        23,966
                                                      ======        ======
                Amounts due under securitizations    $19,720        20,363
                                                      ======        ======
             December 31, 1996
                Installment contracts                $86,972        80,152
                                                      ======        ======
                Amounts due under securitizations    $ 9,784         9,456
                                                      ======        ======

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


                                     F-30
                                                                    (Continued)

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

                              INDEX TO EXHIBITS

       EXHIBIT
        NUMBER        DESCRIPTION
      ---------       -------------

       3.1.1*    --   Amended and Restated Certificate of Incorporation of the
                      Company dated December 15, 1993.
       3.1.2*    --   Form of Second Amended and Restated Certificate of
                      Incorporation.
       3.2.1*    --   Bylaws of the Company.
       3.2.2*    --   Form of Amended and Restated Bylaws of the Company.
       4.1****   --   Form of Common Stock Certificate
       10.1*     --   Third Amended and Restated Revolving Loan Agreement (the
                      "Revolving Credit Facility") dated as of April 1, 1995
                      among National Westminster Bank, N.A. ("NatWest Bank"),
                      as agent, the banks signatories thereto and the Company.
       10.2*     --   Form of Consent dated April __, 1995 of NatWest, as
                      agent, and the banks signatories to the Revolving Credit
                      Facility.
       10.3**    --   Amended and Restated Security Agreement dated as of June
                      15, 1994 between the Company and NatWest Bank, as agent.
       10.4**    --   Amended and Restated Pledge Agreement dated as of June
                      15, 1994 between NatWest Bank and the Company.
       10.5*     --   Receivables Purchase Agreement and Assignment dated as of
                      April 1, 1995 among the Company, MS Auto Receivables
                      Company ("MARCO") and MS Auto Credit, Inc. ("MS Auto").
       10.6*     --   Repurchase Agreement dated as of April 1, 1995 among
                      Telluride Funding Corp. ("Telluride") and MARCO.
       10.7*     --   Servicing Agreement dated as of April 1, 1995 among the
                      Company, Telluride, MARCO, MS Auto, Black Diamond
                      Advisers, Inc. and Norwest Bank Minnesota, National
                      Association ("Norwest").
       10.8*     --   Security Agreement dated as of April 1, 1995 among the
                      Company, MS Auto, MARCO, Telluride, Financial Security
                      Assurance Inc. ("FSA") and Norwest.
       10.9*     --   Custodian Agreement dated as of April 1, 1995 among the
                      Company, MS Auto, Norwest, Telluride, MARCO and FSA.

       10.10*    --   Registration Rights Agreement dated January 3, 1994 among
                      the Company, MSFS and GTCR IV.
       10.11*    --   Stockholders Agreement dated January 3, 1994 among the
                      Company, MSFS and GTCR IV.
       10.12**   --   Form of Employees' Stock Purchase Plan.
       10.13**   --   Form of Directors' Stock Option Plan.
       10.14.1*  --   Employees' Equity Incentive Plan dated December 15, 1993.
       10.14.2** --   Form of Amended and Restated Employee's Equity Incentive
                      Plan.
       10.15*    --   Form of Indemnification Agreement.
       10.16*    --   Consultant Agreement dated as of January 1, 1994 between
                      the Company   and Harold Hogue.
       10.17*    --   Non-Qualified Stock Option Agreement with Harold Hogue
                      dated January 3, 1994.
       10.18*    --   Experience Refund Agreement dated December 15, 1993
                      between MS Life and the Company.
       10.19*    --   Experience Refund Agreement dated December 15, 1993
                      between MS Casualty and the Company.
       10.20*    --   Experience Refund Agreement dated December 15, 1993
                      between MS Casualty, NatWest Bank and the Company.
       10.21*    --   Managing General Agency Agreement dated January 1, 1994
                      between MS Casualty and the Company.
       10.22*    --   Office Building Sublease Agreement dated January 1, 1994
                      between MS Diversified, Inc. ("MSD") and the Company.
       10.23*    --   Tax Indemnification Agreement dated as of November 30,
                      1993 among MSD, MS Financial Services, Inc. ("MSFS") and
                      the Company.
       10.24*    --   Agreement for Purchase and Sale of Assets and Assumption
                      of Liabilities dated November 15, 1993 between MSFS and
                      the Company.
       10.25**   --   Purchase Agreement dated as of September 1, 1994 between
                      the Company and MARCO.
       10.26**   --   Pooling and Servicing Agreement dated as of September 1,
                      1994 among MARCO, the Company and Norwest.
       10.27**   --   Servicing Assumption Agreement dated as of September 1,
                      1994 between the Company and Norwest.
       10.28**   --   Letter Agreement dated September 14, 1994 among the
                      Company, MARCO, Norwest and FSA.
       10.29**   --   Insurance and Indemnity Agreement dated as of September
                      14, 1994 among FSA, MARCO and the Company.
       10.30**   --   Indemnification Agreement dated as of September 14, 1994
                      among FSA, MARCO, the Company and Kidder, Peabody & Co.
                      Incorporated.
       10.31**   --   Financial Guaranty Insurance Policy No. 50316-N dated
                      September 14, 1994 from FSA.
       10.32**   --   Letter Agreement dated September 14, 1994 among FSA,
                      MARCO and the Company.
       10.33*    --   Second Amended and Restated Stock Pledge Agreement dated
                      as of April 1, 1995 between MSFS, FSA and Norwest.
       10.34*    --   Spread Account Agreement dated as of April 11, 1995 among
                      MARCO, FSA and Norwest and related warehouse series
                      supplement.
       10.35**   --   Pooling and Servicing Agreement dated as of September 1,
                      1993 among MARCO, MSFS and Norwest.
       10.36**   --   Purchase Agreement dated as of September 1, 1993 between
                      MSFS, and MARCO.
       10.37**   --   Financial Guaranty Insurance Policy No. 50264-N dated
                      September 28, 1993.
       10.38**   --   Insurance and Indemnity Agreement dated as of September
                      28, 1993, among FSA, MARCO and MSFS.
       10.39**   --   Indemnification Agreement dated as of September 28, 1993
                      among FSA, MARCO, MSFS and Bear Stearns & Co. Inc.
       10.40**   --   Letter Agreement dated September 28, 1993 among MSFS,
                      MARCO and FSA.

       10.41**   --   Amended and Restated Stock Pledge Agreement dated as of
                      September 28, 1993 among MSFS, MARCO, FSA and Norwest.
       10.42**   --   Pledge and Security Agreement dated September 28, 1993
                      among MARCO, FSA and Norwest.
       10.43**   --   Letter Agreement dated September 28, 1993 among MARCO,
                      MSFS, Norwest and FSA.
       10.44*    --   Insurance and Indemnity Agreement dated as of April 1,
                      1995, among FSA, MARCO, the Company and Telluride.
       10.45.1*  --   Management Agreement dated January 1, 1994 among the
                      Company, MSB and Philip J. Hubbuch, Jr. ("Hubbuch").
       10.45.2** --   Form of Amended and Restated Management Agreement dated
                      July 21, 1995 among the Company, MSB and Hubbuch.
       10.46.1*  --   Management Agreement dated February 15, 1994 among the
                      Company, MS Byrider, Inc. ("MSB") and E. Peter Healey
                      ("Healey").
       10.46.2** --   Form of Amended and Restated Management Agreement dated
                      July 21, 1995 among the Company, MSB and Healey.
       10.47.1*  --   Management Agreement dated January 1, 1994 between the
                      Company and Vann R. Martin ("Martin").
       10.47.2** --   Form of Amended and Restated Management Agreement dated
                      July 21, 1995 between the Company and Martin.
       10.48*    --   Option Agreement with Hubbuch dated January 3, 1994.
       10.49*    --   Option Agreement with Healey dated February 15, 1994.
       10.50*    --   Option Agreement with Martin dated January 3, 1994.
       10.51*    --   Equity Purchase Agreement dated January 3, 1994 among the
                      Company, MSFS and GTCR IV.
       10.52**   --   Premium Letter dated April 20, 1995 among the Company,
                      MARCO and FSA.
       10.53***  --   Conversion Agreement among the Company, GTCR IV, MSD and
                      MSFS.
       10.54***** --  Purchase Agreement dated as of September 1, 1995, among the Company and MARCO.
       10.55***** --  Pooling and Servicing Agreement dated as of September 1,
                      1995 among MARCO, the Company, and LaSalle National Bank.
       10.56***** --  Servicing Assumption Agreement dated as of September 1,
                      1995 between the Company and LaSalle National Bank.
       10.57***** --  Insurance and Indemnity Agreement dated as of September
                      1, 1995 among FSA, MARCO and the Company.
       10.58***** --  Indemnification Agreement dated as of September 1, 1995 among FSA, MARCO, the Company and Bear Stearns & Co.,
                      Inc.
       10.59***** --  Financial Guaranty Insurance Policy No.50395-N dated
                      September 21, 1995 from FSA.
       10.60***** --  Letter Agreement dated September 21, 1995 among FSA,
                      MARCO and the Company.
       11+       --   Computation of earnings per share.
       21**      --   List of material subsidiaries.
       23+       --   Independent Auditors' Consent


--------------------

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